Form 10-K
period 2020-12-31
Blue Water Acquisition Corp.
filed 2021-05-06
CIK 1817944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-39802

BLUE WATER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 E. Putnam Avenue, Suite 363 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 303-0737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	BLUW	The NASDAQ Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	BLUWW	The NASDAQ Stock Market LLC

Units, each consisting of one share of Class A Common Stock and one of one Redeemable Warrant	BLUWU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The NASDAQ Capital Market on December 15, 2020 and the registrant’s shares of Class A common stock and warrants began trading on The NASDAQ Capital Market on February 9, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The NASDAQ Capital Market was $59,512,500.

As of May 6, 2021, there were 5,807,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Clarus (as defined below) or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses if the Merger (as defined below) is not consummated;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities if the Merger is not consummated;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“company” or “our company” “we,” “us,” “are to Blue Water Acquisition Corp.;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company, including but not limited to a private placement of equity or debt.

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 17, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans or extension loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC (File No. 333-248569), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“representative’s shares” are to the shares of our Class A common stock to be issued to the representative the underwriters and/or its designees in connection with our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Blue Water Sponsor LLC, a Delaware limited liability company; certain of our officers and directors control our sponsor; and

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchasers or their permitted transferees.

●	“trust account” are to the trust account in which an amount of $58,650,000 ($10.20 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering; and

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant.

PART I

Item 1.	Business

BUSINESS

Overview

We are an early-stage blank check company incorporated as a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination or our business combination.

On April 27, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Water Merger Sub Corp., a Delaware corporation (the “Merger Sub”) and wholly-owned subsidiary of the Company, and Clarus Therapeutics, Inc. a Delaware corporation (“Clarus”).

Consummation of the transactions contemplated by the Merger Agreement (the “Merger”) is subject to customary conditions of the respective parties, including the approval of the Merger by our stockholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

The Merger Agreement and related agreements are further described in the Form 8-K, filed by us on May 3, 2021. The Company intends to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (as amended, the “Form S-4”), which will include a preliminary proxy statement of the Company, and a prospectus in connection with the proposed Merger. For additional information regarding the Merger Agreement and the transactions contemplated therein, including a discussion of risks and uncertainties associated with the Merger and Clarus, please see the Form S-4 which the company intends to file after the filing of this Annual Report.

Other than as specifically discussed, this Annual Report does not assume that the closing of the Merger will occur.

Initial Public Offering

On December 17, 2020, we consummated our initial public offering of 5,750,000 units (the “units”), which included 750,000 units issued pursuant to the full exercise by the underwriters of their overallotment option. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 3,445,000 warrants (the “private placement warrants”) to Blue Water Sponsor LLC (our “sponsor”) at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $3,445,000.

A total of $58,650,000, comprised of $55,205,000 of the proceeds from the initial public offering (which amount includes $2,012,500 of the underwriter’s deferred discount) and $3,445,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our management team is led by Joseph Hernandez, our Chief Executive Officer and Chairman, who has decades of experience in growing and developing areas of the healthcare industry. We must complete our initial business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report). If our initial business combination is not consummated by such time, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Business

To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering and investigating potential business combinations. While we have entered into a Merger Agreement with Clarus, in the event we are unable to consummate the Merger we will continue to pursue an acquisition opportunity in any business, industry, sector or geographical location, we will focus on industries that complement our management team’s background, and we intend to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare related industries in the United States and Europe. In particular, we will prioritize companies in the life sciences and pharmaceutical services sectors where our management team has extensive experience.

Our Board of Directors, led by our founder, Joseph Hernandez, has decades of experience in growing and developing areas of the healthcare industry. The team consists of Joseph Hernandez, who is also our Chairman and Chief Executive Officer, Jon Garfield, our Chief Financial Officer, along with James Sapirstein, Kimberly Murphy, Michael Lerner and Yvonne McBurney as directors. We believe that the strong scientific background of our management and directors, combined with their financial and entrepreneurial expertise, has propelled the company to identify Clarus as a valuable acquisition target that can thrive in a public-listing environment.

Industry Opportunity

In the event the Merger is not consummated, while we may acquire a business in any industry, our focus is on the healthcare industry in the U.S. and other developed countries. We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an attractive target market with a large number of potential acquisition opportunities. We are focusing on companies that have excellent management teams, strong growth potential, and that would benefit from access to capital to fund acquisitions or working capital for clinical development and/or organic growth.

We draw significantly from our team’s experience in the healthcare and healthcare related industries in the United States. We believe the healthcare industry, particularly the life sciences and pharmaceutical services sectors, are attractive for a number of reasons:

●	Overall healthcare spending. In 2019, spending on healthcare reached 18.4% of the total GDP in the United States, and is expected to rise. With increased spending comes increased opportunities for competition and increased value in new innovations. We believe the current trajectories of healthcare spending will expose groundbreaking technologies and valuable opportunities for growth in the healthcare space.

●	Increased attention to pipeline products. In 2000, there were about 2,100 registered clinical trials. By the end of 2019, that number had increased to over 300,000. While many clinical trials are performed outside the United States, increased spending and attention on life science innovation are key drivers for future US growth. We believe that this increase in pipeline attention will draw investors and businesses into the healthcare industry in the coming months and years.

●	Increased risk of infectious diseases. The Coronavirus (COVID-19) pandemic, the swine flu (H1N1) pandemic of 2009, SARS outbreak of 2002, and yearly influenza seasons are only a few examples of devastating diseases that have come to the world’s attention over the last 20 years. The COVID-19 pandemic alone has taken nearly 110,000 lives in the United States alone and it is estimated that it will cost the US at least $8 trillion over the next 10 years.

●	Increased attention to precision-based medicine. In 2015, President Obama launched the Precision Medicine Initiative; one where personalized medicine dominates, and treatment is individualized to each patient. Dedicating $130 million in funding to the initiative opened the space for advances, and the demand for such approaches has only increased since its 2015 inception. Providing hope for both the rare disease and oncology spaces, precision medicine has the potential to significantly increase positive patient outcomes and treatment experiences.

●	Shift from volume-based care to value-based care. In traditional volume-based care, or fee-for-service, healthcare providers are reimbursed for the number of services ordered. In these models, neither quality of care nor necessity of individual services (tests, procedures, etc.) are considered. The recent shift to performance-based care, or a more holistic approach to treatment, maximizes cost efficiency while holding providers accountable for the quality of services they offer. This change will significantly alter the dynamics of the US healthcare system and will undoubtedly create opportunities for businesses to enter the healthcare space and make a difference in patient care.

●	Technological advances and spread of social media. Recent years have seen great advances in electronic healthcare services (e.g. electronic medical records, telehealth, awareness of mental health on social media, etc.). Combined with shifts in the methods of healthcare delivery in the US (e.g. value-based care), there are attractive opportunities for development and flagship products or services.

Acquisition Strategy

Although our management team has extensive experience in the healthcare industry, in the event the Merger is not consummated, we will not restrict our proposition search to this field. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing investment opportunities. Our management team has sought and, in the event the Merger is not consummated, will continue to seek an acquisition target with strong management and a strong business track record, to match that of our own executives. We intend to be involved with the acquisition target’s existing executives following the business combination, supporting the company’s success and growth with the help of our Management and Board of Directors. The acquisition selection process will be at the intersection of Management and the Board of Directors, and decisions will be made collaboratively and due diligence on all prospects and opportunities will be conducted thoroughly. We have focused on target businesses with valuations of $80 to $200 million or more. We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria as well as other considerations, factors and criteria that our management may deem relevant.

Acquisition Criteria

In the event the Merger is not consummated, we believe the majority of the transactions we will review and consider will continue to fall into the following categories, although we may decide to enter into a business combination with a target that falls outside of these categories:

●	Strong Management Team. We will seek to acquire businesses or companies with seasoned and strong management teams. Our team brings a wealth of knowledge and will focus on assets that represent the same values, proven track records, and work ethic.

●	Growth Potential. We seek to target propositions with significant growth potential with the addition of our management team and resources.

●	Business Model Alignment. We will seek acquisitions with margins and cost structure receptive to and supportive of additional investment and will likely be well received by public investors.

●	Value Proposition. We will seek businesses or companies with clear value proposition, including how success will be measured & demonstrated to investors and offer attractive risk-adjusted equity returns for our shareholders.

These criteria listed above are not an exhaustive list. The above guidelines are meant to guide management in acquisition searches and compare qualities of considered businesses. However, we may choose to engage a target business that does not meet these criteria or guidelines.

In the event the Merger is not consummated, in evaluating a prospective acquisition candidate, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management, investors and employees, document reviews, inspection of facilities, as well as a review of scientific, regulatory, operational, financial, legal and other information which will be made available to us. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors and their respective affiliates. In the event the Merger is not consummated and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors and their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable and interest previously released for working capital purposes on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In the event the Merger and the related financing arrangement to be described in the Form S-4 are not consummated, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the healthcare industry. We have and, in the event the Merger is not consummated, will continue to utilize the diligence, rigor, and expertise of our managements’ respective platforms to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team and advisors’ extensive tenure investing in the healthcare industry, we will often be familiar with a prospective target’s end-market, competitive landscape and business model.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report).

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 17, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds in the trust account available for a business combination in the amount of $58,650,000, as of December 31, 2020, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We have until December 17, 2021 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by December 17, 2021, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of our initial public offering, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per unit) on or prior to the date of the applicable deadline, for each three month extension, providing a total possible business combination period of 18 months at a total payment value of $1,150,000. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its wish for us to effect an extension, we will issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we will issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. Assuming no extensions we expect, the pro rata redemption price to be approximately $10.20 per public share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

If our initial business combination is paid for using equity or debt instruments, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may complete our initial business combination using the proceeds of such offering rather than using the amounts raised in our initial public offering and held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our initial public offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond December 17, 2021 (or up to June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We have received a number of proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In the event the Merger is not consummated, in addition to the proprietary deal flow, target business candidates may be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our management team and our sponsor, as well as its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers, directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers, directors or advisors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee, advisory fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. We have agreed to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or advisors or making the acquisition through a joint venture or other form of shared ownership with our officers, directors or advisors. In the event the Merger is not consummated and we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the performance of a single business. Upon consummation of the Merger, the prospects of our success will depend entirely on Clarus. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we will closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. In the event the Merger is consummated, Ms. Murphy and one other member of our board will serve as directors of the combined company following the Merger.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

The Merger requires the approval of our stockholders. However, in the event the Merger is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider in the event the Merger is not consummated and whether shareholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, in the event the Merger is not consummated shareholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the stockholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination in the event the Merger is not consummated and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination in connection with the Merger or an alternative initial business combination in the event the Merger is not consummated. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

In connection with the Merger, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Merger in connection with a stockholder meeting called to approve the Merger. In the event the Merger is not consummated, in connection with an alternative proposed initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require shareholder approval.

If the Merger is not consummated and we structure an alternative business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with such rules.

If the Merger is not consummated and if a stockholder vote is not required in connection with a proposed alternative initial business combination and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If the Merger is not consummated and upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the Merger is not consummated and we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our sponsor, officers and directors’ founder shares, we would need 2,185,001, or 38.0%, of the 5,750,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We will give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In addition, pursuant to the Merger Agreement, the parties’ obligation to consummate the Merger is subject to, among other things, the amount of available cash in (i) the trust account, after deducting the amount required to satisfy obligations to public stockholders that exercise their redemption rights, and (ii) Clarus having consummated a permitted financing (as described in the Merger Agreement) with gross proceeds to Clarus of at least $15 million. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months from the closing of our initial public offering (or up to 18 months from the consummation of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until December 17, 2021 (or up to June 17, 2022  if we extend the period of time to consummate a business combination, as described in more detail in this report) to complete our initial business combination. If we are unable to complete our business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the applicable time period.

Our sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us (filed as an exhibit to the registration statement of which this report forms a part), that they will not propose any amendment to our amended and restated certificate of incorporation (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report), or (ii) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $655,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, or additional funds deposited in the trust account in order to extend the period of time we have to consummate our initial business combination, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, LLP, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we have access to up to approximately $655,000 from the proceeds of our initial public offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or 18th month on maximum extension) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report), subject to applicable law, (ii) (a) in connection with a shareholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by December 17, 2021 (or June 17, 2022 if we extend the period of time to consummate a business combination, as described in more detail in this report) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity or (iii) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in this report. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event the Merger is not consummated and we seek shareholder approval in connection with an alternative initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above.

Competition

In the event the Merger is not consummated, in identifying, evaluating and selecting an alternative target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 15 East Putnam Ave, Suite 363, Greenwich, CT 06830. We pay our sponsor a $10,000 per month fee for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock, and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. Risks associated with the Merger and Clarus will be more fully discussed in the Form S-4 that the Company intends to file after the filing of this Annual Report.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	if the Merger is not consummated, we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business following the Merger or in approving our initial business combination;

●	if the Merger is not consummated, we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	if the Merger is not consummated, we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following the Merger or an alternative business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 15, 2020.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located at 15 East Putnam Ave, Suite 363, Greenwich, CT 06830 and our telephone number is (646) 303-0737. Our executive offices are provided to us by our sponsor. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “BLUWU,” “BLUW” and “BLUWW, respectively. Our units commenced public trading on December 15, 2020, and our Class A common stock and warrants commenced public trading separately on February 12, 2021.

(b)	Holders

On May 5, 2021, there was one holder of record of our units, two holders of record of our shares of Class A common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On December 17, 2020, the Company consummated its initial public offering of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

A total of $58,650,000 of the proceeds from the initial public offering (which amount includes $2,012,500 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We paid a total of $1,150,000 in underwriting discounts and commissions, excluding a deferred underwriting discount of $2,012,500 and approximately $304,000 for other costs and expenses related to the initial public offering. In addition, we issued to an affiliate of Maxim Group LLC, the underwriter in our initial public offering (“Maxim”), 57,500 shares of our Class A common stock. Maxim has agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination by December 17, 2021 (or by June 17, 2022 if we extend the period of time to consummate a business combination).

Maxim agreed to defer $2,012,500 in underwriting commission (the “deferred commission”) until the completion of the Company’s initial business combination, if any, which deferred commission would be paid out of the trust account. Such funds will be released only upon consummation of an initial business combination. If the business combination is not consummated, such deferred commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the deferred commission.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Blue Water Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies. Our sponsor is Blue Water Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our Initial Public Offering was declared effective on December 15, 2020. On December 17, 2020, we consummated its Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $3.7 million, of which approximately $2.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 3,445,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $3.4 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $58.7 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We will have up to 12 months from the closing of the Initial Public Offering, or December 17, 2021, (or up to 18 months from the consummation of the Initial Public Offering, or June 17, 2022, if we extend the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. In order to extend the time available for us to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $575,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us for working capital purposes or to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from May 22, 2020 (inception) through December 31, 2020, we had net loss of approximately $4.7 million, which consisted of $3.0 million in general and administrative expenses, approximately $922,000 change in the fair value of the derivative warrant liabilities, approximately $646,000 million of financing costs associated with the warrant liabilities, and approximately $172,000 in other taxes. As a result of the fair value of the private warrants exceeding the value that the Sponsor paid for the warrants, the Company recognized compensation costs of $2.9 million which is included in general and administrative expenses in the statement of operations.

Going Concern

As of December 31, 2020, we had approximately $655,000 in our operating bank account, and working capital of approximately $575,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of the founder shares, and a loan from our Sponsor of approximately $157,000 under a promissory note. We repaid the promissory note in full on December 17, 2020. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the anticipated cash requirements in the next twelve months raise substantial about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Upon the consummation of a Business Combination, the underwriters are entitled to a deferred underwriting discount of three and a half percent (3.5%) of the gross proceeds of the Initial Public Offering, or approximately $2.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an administrative services agreement to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Shares of Class A Common Stock Subject to Possible Redemption

We account for shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 3,464,860 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are liabilities, derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 Derivatives and Hedging (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 9,195,000 common stock warrants issued in connection with our Initial Public Offering (5,750,000) and Private Placement (3,445,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to forfeiture. An aggregate of 3,464,860 shares of Class A common stock subject to possible redemption at December 31, 2020 has been excluded from the calculation of basic loss per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 9,195,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Joseph Hernandez	48	Chairman and Chief Executive Officer
Jon Garfield	57	Chief Financial Officer
Kimberly Murphy	58	Director
James Sapirstein	59	Director
Michael Lerner	62	Director
Yvonne McBurney	57	Director

The experience of our directors and executive officers is as follows:

Joseph Hernandez, our Chairman and Chief Executive Officer since inception, is an entrepreneurial leader with over 25 years of experience in the healthcare field. He has a background in company creation, early stage technology development, as well as private and public market financing. He brings leadership to the team, backed by a strong educational foundation in biology, medicine, molecular genetics, microbiology, epidemiology, marketing, and finance. Over the course of his career, he has founded or led eight entrepreneurial companies in cutting edge areas of healthcare and pharmaceuticals. After years of building his career at Merck & Co. (NYSE:MRK) from to December 1998 to January 2001 and Digene (acquired by Qiagen (NYSE:QGEN)) from 2005 to 2009, Mr. Hernandez founded and became the President and CEO of Innovative Biosensors from 2004 to 2009. Later, Mr. Hernandez served as the Founder and Chairman of Microlin Bio Inc. from August 2013 to January 2017 and as Chairman of the Board of Ember Therapeutics (OTCMKTS:EMBT) from April 2014 to January 2019. He was also the Chairman of Sydys Corporation from May 2016 to January 2019. In 2018, Mr.Hernandez founded Blue Water Vaccines, an early stage biotechnology company focused on manufacturing a universal influenza vaccine in partnership with the University of Oxford in England. He has served as Chairman of Blue Water Vaccines, Inc. since January 2019. Most recently, in January 2020, he founded and in May 2020 sold Noachis Terra, Inc. (acquired by Oragenics (NYSE:OGEN)) a company developing a vaccine for COVID-19. Mr.Hernandez brings experience in managing and interacting with diverse cultures, high level executives, and elected officials, to the team. Mr. Hernandez received a B.S. in Neuroscience, M.S. in Molecular Genetics and Microbiology from the University of Florida and a MBA from the University of Florida, and is currently pursuing a MSc in Chronic Disease Epidemiology and Biostatistics from Yale University. He is well qualified to serve on our Board due to his extensive biotech entrepreneurship and early stage technology development experience in the healthcare industry.

Jon Garfield, our Chief Financial Officer, has over 20 years of financial leadership experience, specifically with healthcare companies. Mr. Garfield regularly provides consulting services to private equity funds and privately held companies. He has served as a consultant of Bay State Physical Therapy from June 2018 to February 2019 and also as a director beginning in February 2019. Since June 2008, he has served as the chairman of the audit committee of Xnrgi, Inc. From April 2016 to June 2017, Mr. Garfield was the CFO of Pyramid Healthcare, also a private equity backed healthcare company. Prior to Pyramid Healthcare, Mr. Garfield served as the CFO of Monte Nido in January 2012 until January 2016. Before Monte Nido, he served as CFO of Clearant, Inc., (OTCBB:CLRI) a publicly-traded medical device company, and Network IP and Simplified Development, where he oversaw the finance and treasury functions, implemented systems upgrades, and pursued a number of growth initiatives. Mr. Garfield was previously a Co-Founder and Vice President of Acquisitions for Coach USA, a consolidator of ground transportation entities throughout North America, and was heavily involved in over 50 acquisitions and the eventual IPO of the company. Earlier in his career, he held positions with PricewaterhouseCoopers and Arthur Andersen. Mr. Garfield received a B.B.A. in accounting from the University of Texas.

Kimberly Murphy serves as one of our directors. Ms. Murphy has more than 25 years of experience at leading pharmaceutical companies including Novartis (NYSE:NVS) and Merck & Co (NYSE:MRK). In her distinguished career at Merck, she rose through various public affairs and business roles to leadership positions as Region Marketer for U.S. Commercial Operations, U.S. Marketing Leader for Adult Vaccines and Director of the HPV/Gardasil Franchise. Most recently, Ms. Murphy served as the Vice President of Global Vaccines Commercialization Leader, Influenza Franchise, at GlaxoSmithKline (NYSE:GSK). Ms. Murphy was with GSK from 2011 through 2019, serving as VP of US Vaccines Customer Strategy from October 2012 to June 2014, then VP of the North America Vaccines Integration Planning from June 2014 to May 2015, followed by VP and Global Marketing Head for the Shingles Vaccines from May 2015 to February 2016, before transitioning to the Global Vaccines Commercialization Leader for the Influenza Franchise. Kim has Board and Advisory experience that includes serving on the boards of Oragenics, Inc. (NYSE: OGEN) and Blue Water Vaccines, Inc., as well as the GSK Representative to the Biotechnology Industry Organization’s Biodefense Advisory Council, and on the St. Joseph’s University Pharmaceutical & Healthcare Marketing MBA Program’s Advisory Board. Ms. Murphy received a B.A. in English from Old Dominion University, a M.B.A. in Marketing from St. Joseph’s University, and the Marketing Excellence Program from the Wharton School of University of Pennsylvania. She is well qualified to serve on our Board due to her extensive experience in the healthcare industry.

James Sapirstein, who serves as one of our directors, has over 35 years of experience leading, founding, growing, and selling healthcare companies, specifically in the pharmaceutical space. Mr. Sapirstein is currently the President and CEO of AzurRx BioPharma (NASDAQ:AZRX), where he has been since October 2019. His career began in sales at Eli Lilly, eventually rising to Director of International Marketing at Bristol Myers Squibb from July 1996 to June 2000, and later led the launch of Viread (tenofovir) at Gilead Sciences, Inc. (NASDAQ:GILD), where he served as Global Marketing Lead from June 2020 to June 2002. From November 2006 to January 2011, he served as founding CEO of Tobira Therapeutics (NASDAQ:TBRA), then a private company, and later acquired by Allergan (NYSE:AGN). Since then, he has served as CEO of Alliqua Biomedical (NASDAQ:ALQA) from September 2012 to February 2014 and CEO of Contravir Pharmaceuticals (NASDAQ:CTRV from March 2014 to October 2018. He has been part of almost two dozen drug product launches and specifically either led or has been a key member of several HIV product launches into different new classes of therapeutics at the time. Additionally, Mr. Sapirstein holds board positions on Marizyme (OTCMKTS:MRZM) (Executive Chairman) since December 2018 Enochian Biosciences (NASDAQ:ENOB) since April 2018, and Leading Biosciences since March 2016. He previously served as a director of BioNJ from February 2017 to February 2019, an association of biopharma industries in New Jersey, from February 2017 to February 2019, RespireRX (OTCBB:RSPI) from April 2014 to January 2020, and NanoViricides Inc. (NYSE: NNVC) from November 2018 to January 2020. He is also a Board Director for BIO, the leading Biopharma Industries Organization promoting public policy and networking in the healthcare space, where he sits on both the Health Section and Emerging Companies Section Governing Boards. Mr. Sapirstein received a B.S. in Pharmacy from Rutgers University and his MBA from Fairleigh Dickinson University. He is well qualified to serve on our Board due to his extensive network from decades in the healthcare industry.

Michael Lerner, who serves as one of our directors, has over 30 years of experience providing strategic judgment and practical advice regarding diverse matters for pharmaceutical, life sciences, and health care companies. Mr. Lerner has a background in product acquisitions and divestitures, technology licensing, sales and marketing practices, mergers and acquisitions, intellectual property, corporate compliance, employment law, and regulatory matters. Mr. Lerner is currently a partner at Lowenstein Sandler LLP, where he chairs the Life Sciences Group. Prior to joining Lowenstein Sandler, from August 2008 to December 2010 Mr. Lerner was a Senior Vice President and General Counsel of EKR Therapeutics, a specialty pharmaceutical company focusing on acute care hospital products. That position followed six years (from September 2000 to August 2006) as Vice President and General Counsel at Reliant Pharmaceuticals Inc., which Mr. Lerner helped grow into one of the nation’s largest privately held pharmaceutical companies before it was acquired by GlaxoSmithKline in 2007. As part of Reliant’s senior management team, he was named lead inside lawyer on product acquisitions and dispositions. He currently serves on the board of directors of the Blanche and Irwin Lerner Center for the study of Pharmaceutical Management Issues at Rutgers Business School. Mr. Lerner brings valuable expertise in legal considerations of the life science industry, as well as a documented track record of public speaking and professional presentations to the team. Mr. Lerner received a J.D. from Hofstra University School of Law in and a B.A. from Boston University. He is well qualified to serve on our Board due to his extensive expertise in a range of legal considerations within the life science and healthcare industry.

Yvonne McBurney, who serves as one of our directors, has over 30 years of business leadership experience in the healthcare field. Ms. McBurney has successfully developed and executed strategic business plans to drive consistent above-plan performance by optimizing group synergies, building high-performing diverse teams, and driving cultural change. During her career, she has acquired a reputation for working with the highest level of integrity. Since March 2020, Ms. McBurney has been VP of Operations at Alivia Specialty Pharmacy, where she leads the operations of a $250 million specialty pharmacy including a staff of over 100 and overseeing operations and clinical teams. That position followed ten years at GlaxoSmithKline (NYSE:GSK), beginning in January 2010 where she was ultimately appointed to lead the US Commercial and Medical Affairs integration of TESARO, an oncology focused biopharmaceutical acquisition of $5.1 billion by GSK. She also held the Puerto Rico General Manager role for six years and delivered significant revenue and margin growth. Prior to GSK, Ms. McBurney was the General Manager of Wyeth Puerto Rico from April 2006 to November 2009 where she managed an $80 million operation returning the unit to growth. She also spent 15 years at Eli Lilly (NYSE: LLY) where she advanced rapidly into key commercial roles of local, regional and international scope and gained broad general management experience across all commercial functions. Throughout her professional career, Ms. McBurney has built respect and industry credibility by forging meaningful alliances with key customers and major stakeholders in government, nonprofit organizations, healthcare practitioners, and pharma industry associations. She has been a past Board member of the Puerto Rico Pharmaceutical Industry Association holding Vice President and Secretary roles. Ms. McBurney received an MBA and B.A. from Interamerican University of Puerto Rico and is fluent in Spanish and English. She is well qualified to serve on our Board due to her extensive expertise in leadership roles in the life science and healthcare industry.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Lerner, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Sapirstein and Ms. McBurney, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Hernandez and Ms. Murphy, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the initial stockholders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by the vote of at least 90% of our issued and outstanding common stock entitled to vote thereon. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is filed.

Audit Committee

We have established an audit committee of the board of directors. Ms. McBurney and Messrs. Murphy and Sapirstein serve as members of our audit committee, with Mr. Sapirstein serving as the Chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Sapirstein qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Sapirstein, Ms. McBurney and Ms. Murphy serve as members of our compensation committee, with Mr. Sapirstein serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to our sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. For example, it is anticipated that Ms. Murphy and one other member of our board, will be elected as directors of the combined company in connection with the consummation of the Merger. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 6, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,245,000 shares of our common stock, consisting of (i) 5,807,500 shares of our Class A common stock and (ii) 1,437,500 shares of our Class B common stock, issued and outstanding as of December 31, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Blue Water Sponsor LLC (our sponsor) (2)(3)	—	—	1,437,500	100%	19.8%
Joseph Hernandez (3)	—	—	1,437,500	100%	19.8%
Kim Murphy	—	—	—	—	—
Yvonne McBurney	—	—	—	—	—
James Sapirstein	—	—	—	—	—
Michael Lerner	—	—	—	—	—
Jon Garfield	—	—	—	—	—
All directors and executive officers as a group (6 individuals) (2)	—	—	1,437,500	100%	19.8%

Other 5% Stockholders
Heights Capital Management, Inc. (4)	400,000	6.89%			5.52%
Lighthouse Investment Partners, LLC (5)	293,545	5.05%	—	—	4.05%
Sander Gerber (6)	495,000	8.52%	—	—	6.83%
Andrew M. Weiss (7)	511,800	8.81%	—	—	7.06%
Mizuho Financial Group (8)	401,592	7.0%	—	—	5.54%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Blue Water Acquisition Corp., 15 E Putnam Avenue, Suite 363, Greenwich, CT 06830.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	Our sponsor is the record holder of the Class B common stock reported herein. Joseph Hernandez, our Chairman and Chief Executive Officer, is the managing member of our sponsor, and as such may be deemed to have sole voting and investment discretion with respect to the Class B common stock held by our sponsor.

(4)	According to a Schedule 13G filed on December 22, 2020, CVI Investments, Inc. acquired 400,000 shares of Class A Common Stock. CVI Investments, Inc. is managed by Heights Capital Management, Inc, which has a business office of 101 California Street, Suite 3250, San Francisco, California 94111.
(5)	According to a Schedule 13G filed on February 8, 2021, Lighthouse Investment Partners, LLC (“Lighthouse”), MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”) and MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), acquired 293,545 shares of Class A Common Stock. Lighthouse serves as the investment manager of MAP 136 and MAP 214. The business address for all reporting persons is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.

(6)	According to a Schedule 13G filed on February 8, 2021, Hudson Bay Capital Management LP (“Hudson Bay”) and Sander Gerber, acquired 495,000 shares of Class A Common Stock. Mr. Gerber serves as the investment manager of Hudson Bay. The business address for all reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017.

(7)	According to a Schedule 13G filed on February 12, 2021, Weiss Asset Management LP (“Weiss Asset Management”), BIP GP LLC (“BIP GP”), WAM GP LLC (“WAM GP”), and Andrew M. Weiss, acquired 511,800 shares of Class A Common Stock. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership. The business address for all reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(8)	According to a Schedule 13G filed on February 12, 2021, Mizuho Financial Group, Inc., acquired 401,592 shares of Class A Common Stock. The business address for the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

On June 30, 2020, the sponsor purchased 1,437,500 founder shares for an aggregate price of $25,000. In connection with our initial public offering, our sponsor, officers and directors agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. Additionally, the initial stockholders agreed to forfeit up to 187,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the founder shares would represent 20% of the Company’s issued and outstanding shares after the initial public offering (excluding the Representative Shares as defined below). The underwriter exercised its over-allotment option in full on December 17, 2020; thus, the 187,500 Founder Shares were no longer subject to forfeiture.

Simultaneously with the closing of the initial public offering, the Company consummated the Private Placement of 3,445,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor, generating proceeds of approximately $3.4 million.

Each private placement warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the sponsor was added to the proceeds from the initial public offering held in the trust account. If the Company does not complete a Business Combination by December 17, 2021 (or June 17, 2022 in the event of a full extension), the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.

Since December 2020, we have paid our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor loaned us approximately $157,000 under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

If we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company in connection with our initial public offering, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per unit in either case) on or prior to the date of the applicable deadline, for each three month extension, providing a total possible business combination period of 18 months at a total payment value of $1,150,000. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans and extension loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

The founder shares, private placement warrants, warrants issuable upon conversion of any working capital loans or extension loans, and any shares of Class A common stock issued upon conversion or exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) 180 days after the completion of our initial business combination or (B) subsequent to our initial business combination, the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants, the warrants that may be issued upon conversion of working capital loans and extension loans and the Class A common stock underlying such warrants, until after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any affiliate of our sponsor, any members of our sponsor, or any of its affiliates, officers, directors, direct and indirect equityholders, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; or (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor, provided, however, that in the case of clauses (a) through (e), or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Lerner, Sapirstein and Ms. McBurney and Ms. Murphy are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting NASDAQ’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from May 22, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $44,290.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the period from May 22, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the period from May 22, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees during the period from May 22, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

BLUE WATER ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Blue Water Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blue Water Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s anticipated cash requirements in the next twelve months raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

May 6, 2021

BLUE WATER ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets
Cash	$655,371
Prepaid expenses	168,141
Total Current Assets	823,512
Investments held in Trust Account	58,650,048
Total Assets	$59,473,560

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$178,645
Accrued expenses	70,000
Accrued taxes	172,200
Total current liabilities	420,845
Deferred underwriting commissions	2,012,500
Derivative warrant liabilities	16,698,635
Total Liabilities	19,131,980

Commitments and Contingencies
Class A common stock, $0.0001 par value; 3,464,860 shares subject to possible redemption at $10.20 per share	35,341,572

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 2,342,640 shares issued and outstanding (excluding 3,464,860 shares subject to possible redemption)	234
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	9,717,651
Accumulated deficit	(4,718,021)
Total stockholders’ equity	5,000,008
Total Liabilities and Stockholders’ Equity	$59,473,560

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$2,978,263
Other taxes	172,200
Loss from operations	(3,150,463)
Gain on marketable securities (net) held in Trust Account	48
Issuance costs – warrant liabilities	(645,776)
Change in fair value of derivative warrant liabilities	(921,830)
Net loss available to Sponsor	$(4,718,021)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	3,556,309
Basic and diluted net income per share, common stock subject to redemption	$-
Weighted average shares outstanding of common stock, basic and diluted	1,447,732
Basic and diluted net loss available to Sponsor per share, common stock	$(3.26)

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 22, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to related party	-	-	1,437,500	144	24,856	-	25,000
Sale of units in initial public offering, gross	5,750,000	575	-	-	48,029,425	-	48,093,000
Offering costs	-	-	-	-	(3,058,399)	-	(3,058,399)
Issuance of Class A common stock to the underwriters	57,500	6	-	-	(6)	-	-
Common stock subject to possible redemption	(3,464,860)	(347)	-	-	(35,341,225)	-	(35,341,572)
Net loss	-	-	-	-	-	(4,718,021)	(4,718,021)
Balance - December 31, 2020	2,342,640	$234	1,437,500	$144	$9,717,651	$(4,718,021)	$5,000,008

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,718,021)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party through note payable	36,280
Compensation cost from issuance of derivative warrant liabilities – private warrants	2,924,805
Gain on marketable securities (net) held in Trust Account	(48)
Change in fair value of derivative warrant liabilities	921,830
Issuance costs – warrant liabilities	645,776
Changes in operating assets and liabilities:
Prepaid expenses	(168,141)
Accounts payable	157,210
Accrued taxes	172,200
Net cash used in operating activities	(28,109)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(58,650,000)
Net cash used in investing activities	(58,650,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(157,480)
Proceeds received from initial public offering, gross	57,500,000
Proceeds received from private placement	3,445,000
Offering costs paid	(1,454,040)
Net cash provided by financing activities	59,333,480

Net increase in cash	655,371
Cash - beginning of the period	-
Cash - end of the period	$655,371

Supplemental disclosure of noncash activities:
Offering costs paid by related party in exchange for issuance of Class B common stock	$25,000
Offering costs included in accounts payable	$21,435
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party through note payable	$121,200
Deferred underwriting commissions in connection with the initial public offering	$2,012,500
Initial value of common stock subject to possible redemption	$36,340,978
Change in value of common stock subject to possible redemption	$(999,406)
Issuance of Class A common stock to the underwriters	$6

The accompanying notes are an integral part of these financial statements.

BLUE WATER ACQUISITION CORP.

NOTES TO THESE FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Blue Water Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on May 22, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 22, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Blue Water Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 15, 2020. On December 17, 2020, the Company consummated its Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 750,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $3.7 million, of which approximately $2.0 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,445,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $3.4 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $58.7 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable and interest previously released for working capital purposes on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation provided that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have up to 12 months from the closing of the Initial Public Offering, or December 17, 2021, (or up to 18 months from the consummation of the Initial Public Offering, or June 17, 2022, if the Company extends the period of time to consummate a Business Combination) (the “Combination Period”) to complete a Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $575,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of December 31, 2020, the Company had approximately $655,000 in cash, and working capital of approximately $575,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of the Founders Shares (as defined in Note 4), and a loan from the Sponsor of approximately $157,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 17, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the anticipated cash requirements in the next twelve months raise substantial about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Impact

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 in its operating cash account.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $58.7 million of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in Trust Account. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of the instruments. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are liabilities, derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815 Derivatives and Hedging, ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 9,195,000 common stock warrants issued in connection with its Initial Public Offering (5,750,000) and Private Placement (3,445,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and were charged to stockholders’ equity or written off to the statement of operations upon the completion of the Initial Public Offering. The portion of the offering costs related to the issuance of the public and private warrants was written off to the statement of operations as a financing costs – warrant liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 3,464,860 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2020, the Company has aggregate deferred tax assets of approximately $898,000 and has recognized a full valuation allowance against the deferred tax assets.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 9,195,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be ant- dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A Common Stock in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A Common Stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Accordingly, basic and diluted loss per common share is calculated as follows for the period from May 22, 2020 (inception) through December 31, 2020:

For The Period From May 22, 2020 (Inception) Through December 31, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$29
Less: Company’s portion available to be withdrawn to pay taxes	(29)
Net income attributable	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	3,556,309
Basic and diluted net income per share	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,718,021)
Net income allocable to Class A common stock subject to possible redemption	-
Non-redeemable net loss	$(4,718,021)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	1,447,732
Basic and diluted net loss per share, Non-redeemable common stock	$(3.26)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On December 17, 2020, the Company consummated its Initial Public Offering of 5,750,000 Units, including 750,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $3.7 million, of which approximately $2.0 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock, and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On June 30, 2020, the Sponsor purchased 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. The initial stockholders agreed to forfeit up to 187,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares as defined below). The underwriter exercised its over-allotment option in full on December 17, 2020; thus, the 187,500 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,445,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $3.4 million.

Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or their permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until the completion of the initial Business Combination.

Related Party Loans

On June 30, 2020, as amended on October 20, 2020, an affiliate of the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $157,000 under the Note and fully repaid the Note on December 17, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline, for each three-month extension (each, an “Extension Loan”). Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insiders’ discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Placement Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services.

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and Extension Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to underwriting discounts of: (i) two percent (2.0%) of the gross proceeds of the Initial Public Offering, or approximately $1.2 million in the aggregate, paid upon the closing of the Initial Public Offering; (ii) one percent (1.0%) of the gross proceeds of the Initial Public Offering issued in the form of Class A common stock (the “Representative Shares”), or 57,500 Class A common stock, at the closing of the Initial Public Offering; (iii) upon the consummation of a Business Combination, a deferred underwriting discount of three and a half percent (3.5%) of the gross proceeds of the Initial Public Offering, or approximately $2.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company granted the underwriters a right of first refusal to act as lead-left book running manager for any and all future private or public equity, equity-linked, convertible and debt offerings as well as exclusive strategic advisor in connection with any subsequent merger or acquisition during such period, or any successor to or any subsidiary of the Company for a period of 16 months from the closing of a Business Combination.

Note 6 — Derivative Warrant Liabilities

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if and only if, the last sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 5,807,500 shares of Class A common stock issued or outstanding, including 3,464,860 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 2,000,000 shares of Class B common stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 1,437,500 shares of Class B common stock to the Sponsor. Of these, up to 187,500 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Representative Shares). The underwriter exercised its over-allotment option in full on December 17, 2020; thus, the 187,500 Founder Shares were no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of record of the Class A common stock and holders of record of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by law.

The Class B common stock will automatically convert into Class A common stock at the closing of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding the Representative Shares and any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from May 22, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the period from May 22, 2020 (inception) through December 31, 2020:

Current
Federal	$-
State	-
Deferred
Federal	(661,587)
State	(236,281)
Valuation allowance	897,868
Income tax provision	$-

The Company’s net deferred tax assets are as follows as of December 31, 2020:

Deferred tax assets:
Start-up/Organization costs	$848,805
Net operating loss carryforwards	49,063
Total deferred tax assets	897,868
Valuation allowance	(897,868)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was approximately $898,000.

As of December 31, 2020, the Company had approximately $172,000 of U.S. federal and State net operating loss carryovers available to offset future taxable income. The federal net operating losses do not expire, while the state net operating losses will expire in 2041.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows for the period from May 22, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
State income taxes	7.5%
Change in fair value of warrants	(4.1)%
Issuance costs - warrants	(2.9)%
Change in Valuation Allowance	(21.5)%
Income Taxes Benefit	0.0%

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,650,048	$-	$-

Liabilities:
Warrant Liabilities – public warrants	$10,005,000	$-	$-
Warrant Liabilities – private warrants	$-	$-	$6,693,635

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 22, 2020 (inception) through December 31, 2020.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized $15,776,805 for the derivative warrant liabilities upon their issuance on December 17, 2020. For the period from May 22, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $922,000 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. As a result of the fair value of the private warrants exceeding the value that the Sponsor paid for the warrants, the Company recognized compensation costs of $2,924,805 which is included in general and administrative expenses in the statement of operations.

The change in the fair value of the derivative warrant liabilities from May 22, 2020 (inception) through December 31, 2020 is summarized as follows:

Warrant liabilities at May 22, 2020	$-
Issuance of Public and Private warrants	15,776,805
Change in fair value of warrant liabilities	921,830
Warrant liabilities at December 31, 2020	$16,698,635

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 17, 2020	As of December 31, 2020
Exercise price	$11.50	$11.50
Contractual term (years)	5.9	$5.8
Volatility	10.00%	10.00%
Risk-free interest rate	0.50%	0.48%
Dividend yield (per share)	0.0%	$0.0%

Note 10—Revision to Prior Period Financial Statements

During the course of preparing the annual report on Form 10-K for the period from May 22, 2020 (inception) through December 31, 2020, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated December 17, 2020, filed on Form 8-K on December 23, 2020 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on December 17, 2020, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on December 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of December 17, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$59,328,581	$-	$59,328,581
Liabilities and stockholders’ equity
Total current liabilities	$198,291	$-	$198,291
Deferred underwriting commissions	2,012,500		2,012,500
Derivative warrant liabilities	-	15,776,805	15,776,805
Total liabilities	2,210,791	15,776,805	17,987,596
Class A common stock, $0.0001 par value; shares subject to possible redemption	52,117,783	(15,776,805)	36,340,978
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	69	148	217
Class B common stock - $0.0001 par value	144	-	144
Additional paid-in-capital	5,147,829	3,570,433	8,718,262
Accumulated deficit	(148,035)	(3,570,581)	(3,718,616)
Total stockholders’ equity	5,000,007	-	5,000,007
Total liabilities and stockholders’ equity	$59,328,581	$-	$59,328,581

Note 11—Subsequent Events

On April 27, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Water Merger Sub Corp., a Delaware corporation (the “Merger Sub”) and wholly-owned subsidiary of the Company, and Clarus Therapeutics, Inc. a Delaware corporation (“Clarus”).

Management has evaluated subsequent events to determine if events or transactions occurring through May 6, 2021, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, including the Merger Agreement referenced above

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2020, by and among the Company and Maxim Group LLC. (2)
1.2	Amendment, dated as of April 27, 2021, to Underwriting Agreement, dated as of December 15, 2020, by and between the Company and Maxim Group LLC. (1)
2.1	Agreement and Plan of Merger, dated as of April 27, 2021, by and among the Company, Blue Water Merger Sub Corp. and Clarus (1)
3.1	Amended and Restated Certificate of Incorporation. (2)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Common Stock Certificate (3)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated December 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities*
10.1	Amended and Restated Promissory Note, dated October 20, 2020, issued to Joseph Hernandez (3)
10.2	Letter Agreement, dated December 15, 2020, by and among the Company, its officers, its directors and the Sponsor. (2)
10.3	Investment Management Trust Agreement, dated December 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated December 15, 2020, by and among the Company, the Sponsor and Maxim Group LLC. (2)
10.5	Services Agreement, dated December 15, 2020, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrant Purchase Agreement, dated December 15, 2020, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement (3)

10.8	Form of Support Agreement, dated as of April 27, 2021, by and among the Company, Clarus and the stockholder of Clarus party thereto. (1)
10.9	Support Agreement, dated as of April 27, 2021, by and among the Company, Clarus and the Sponsor.
10.10	Form of Stockholder Lock-Up Agreement by and between the Company and the stockholder of Clarus party thereto.(1)
10.11	Form of Lender Lock-Up Agreement by and between the Company and the noteholder of Clarus party thereto.(1)
10.12	Form of Registration Rights Agreement by and among the Company, the Sponsor and the Clarus securityholders party thereto. (1)
10.13	Transaction Support Agreement, dated of April 27, 2021 by and among the Company, Clarus and the Clarus securityholders party thereto.(1)
14.1	Form of Code of Ethics. (3)
14.2	Audit Committee Charter (3)
14.3	Compensation Committee Charter (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 3, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 21, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed with the SEC on November 30, 2020.
(4)	Incorporated by reference to the Company’s S-1, filed with the SEC on September 3, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 2021	Blue Water Acquisition Corp.

	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Hernandez	Chief Executive Officer and Chairman of the Board	May 6, 2021
Joseph Hernandez	(Principal Executive Officer)

/s/ Jon Garfield	Chief Financial Officer	May 6, 2021
Jon Garfield	(Principal Financial and Accounting Officer)

/s/ Kimberly Murphy	Director	May 6, 2021
Kimberly Murphy

/s/ James Sapirstein	Director	May 6, 2021
James Sapirstein

/s/ Michael Lerner	Director	May 6, 2021
Michael Lerner

/s/ Yvonne McBurney	Director	May 6, 2021
Yvonne McBurney