Form 10-Q
period 2021-03-31
Blue Water Acquisition Corp.
filed 2021-05-26
CIK 1817944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-39129

BLUE WATER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 E. Putnam Avenue, Suit 363 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 303-0737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	BLUW	The NASDAQ Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	BLUWW	The NASDAQ Stock Market LLC

Units, each consisting of one share of Class A Common Stock and one of one Redeemable Warrant	BLUWU	The NASDAQ Stock Market LLC

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

As of May 24, 2021, there were 5,807,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

BLUE WATER ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets
Cash	$408,195	$655,371
Prepaid expenses	184,921	168,141
Total Current Assets	593,116	823,512
Investments held in Trust Account	58,651,494	58,650,048
Total Assets	$59,244,610	$59,473,560

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$83,091	$178,645
Accrued expenses	323,192	70,000
Due to related party	30,000	-
Accrued taxes	259,745	172,200
Total current liabilities	696,028	420,845
Deferred underwriting commissions	2,012,500	2,012,500
Derivative warrant liabilities	5,547,755	16,698,635
Total Liabilities	8,256,283	19,131,980

Commitments and Contingencies
Class A common stock, $0.0001 par value; 4,508,659 and 3,464,860 shares subject to possible redemption at $10.20 per share at March 31, 2021 and December 31, 2020, respectively	45,988,322	35,341,572

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,298,841 and 2,342,640 shares issued and outstanding (excluding 4,508,659 and 3,464,860 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	130	234
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	-	9,717,651
Retained earnings (accumulated deficit)	4,999,731	(4,718,021)
Total stockholders’ equity	5,000,005	5,000,008
Total Liabilities and Stockholders’ Equity	$59,244,610	$59,473,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$418,034
Other taxes	87,545
Loss from operations	(505,579)
Change in fair value of derivative warrant liabilities	11,150,880
Gain on marketable securities	1,446
Net income	$10,646,747

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	3,476,458
Basic and diluted net income per share, common stock subject to redemption	$-
Weighted average shares outstanding of common stock, basic and diluted	3,768,542
Basic and diluted net income per share, common stock	$2.83

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional	Retained Earnings /	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	2,342,640	$234	1,437,500	$144	$9,717,651	$(4,718,021)	$5,000,008
Common stock subject to possible redemption	(1,043,799)	(104)	-	-	(9,717,651)	(928,995)	(10,646,750)
Net income	-	-	-	-	-	10,646,747	10,646,747
Balance - March 31, 2021 (unaudited)	1,298,841	$130	1,437,500	$144	$-	$4,999,731	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$10,646,747
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warranty liabilities	(11,150,880)
Gain on marketable securities	(1,446)
Changes in operating assets and liabilities:
Prepaid expenses	(16,780)
Accounts payable	(74,954)
Accrued expenses	253,192
Due to related party	30,000
Accrued taxes	87,545
Net cash used in operating activities	(226,576)

Cash Flows from Financing Activities:
Offering costs paid	(20,600)
Net cash used in financing activities	(20,600)

Net decrease in cash	(247,176)
Cash - beginning of the period	655,371
Cash - end of the period	$408,195

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$10,646,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WATER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from May 22, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of March 31, 2021, the Company had approximately $408,000 in cash and working capital of approximately $157,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of the Founders Shares (as defined in Note 4), and a loan from the Sponsor of approximately $157,000 under the Note (as defined in Note 4). The Company repaid the Note in full on December 17, 2020. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the anticipated cash requirements in the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on May 6, 2021.

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

Proposed Business Combination

On April 27, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Water Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), and Clarus Therapeutics, Inc., a Delaware corporation (“Clarus”). See Note 9

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 in its operating cash account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are liabilities, derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815 Derivatives and Hedging, (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 9,195,000 common stock warrants issued in connection with its Initial Public Offering (5,750,000) and Private Placement (3,445,000) as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte-Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using Monte-Carlo simulation model at inception and subsequently at each measurement date.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 4,508,659 and 3,464,860 shares of Class A common stock, respectively, subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company has aggregate deferred tax assets of approximately $1,042,000 and has recognized a full valuation allowance against the deferred tax assets.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Ordinary Share

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

Net income per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Accordingly, basic and diluted income per common share is calculated as follows for the three months ended March 31, 2021:

For The Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$1,134
Less: Company’s portion available to be withdrawn to pay taxes	(1,134)
Net income attributable	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	3,476,458
Basic and diluted net income per share	$-

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net income	$10,646,747
Net income allocable to Class A common stock subject to possible redemption	-
Non-redeemable net income	$10,646,747
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,768,542
Basic and diluted net income per share, Non-redeemable common stock	$2.83

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on the Company’s condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying statement of operations. As of March 31, 2021, the Company had $30,000 in due to related party in connection with such services.

Note 5—Commitments & Contingencies

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

Note 6—Derivative Warrant Liabilities

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless

Note 7—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 5,807,500 shares of Class A common stock issued or outstanding, including 4,508,659 and 3,464,860 shares of Class A common stock subject to possible redemption, respectively.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,651,494	$-	$-

Liabilities:
Warrant Liabilities – public warrants	$3,277,500	$-	$-
Warrant Liabilities – private warrants	$-	$-	$2,270,255

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,650,048	$-	$-

Liabilities:
Warrant Liabilities – public warrants	$-	$-	$10,005,000
Warrant Liabilities – private warrants	$-	$-	$6,693,635

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the three months ended March 31, 2021.

Level 1 assets include investments in U.S. Treasury securities and money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte-Carlo simulation. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The changes in fair value are recognized in the statement of operations. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of $11.2 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The change in the level 3 fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$16,698,635
Change in fair value of warrant liabilities	(11,150,880)
Transfer of public warrants to level 1	(3,277,500)
Warrant liabilities at December 31, 2020	$2,270,255

The estimated fair value of the Public Warrants, prior to being traded in an active market, and of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Strike price	$11.50	$11.50
Contractual term (years)	5.3	5.8
Volatility	6.00%	10.00%
Risk-free interest rate	1.00%	0.48%
Dividend yield (per share)	0.0%	0.0%

Note 9—Subsequent Events

On April 27, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Water Merger Sub Corp., a Delaware corporation (the “Merger Sub”) and wholly-owned subsidiary of the Company, and Clarus Therapeutics, Inc. a Delaware corporation (“Clarus”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Clarus (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Clarus continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, based on existing Clarus share preference and convertible debtholder rights, (i) certain shares of Clarus preferred stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be canceled and converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) all other shares of Clarus capital stock, and all outstanding options to purchase any capital stock that have not been exercised prior to the Effective Time, will be canceled, retired and terminated without any consideration or any liability to Clarus with respect thereto, and (iii) certain convertible and non-convertible promissory notes of the Company outstanding as of the Closing will be canceled and converted into, or exchanged for, the right to receive a portion of the Merger Consideration.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to Clarus securityholders as of immediately prior to the Effective Time (“Clarus Securityholders”) will be a number of shares of Company Class A common stock equal to (the “Merger Consideration”): (A) (i) $198,194,295, plus (or minus) the estimated indebtedness of Clarus as of the Closing, net of its cash and cash equivalents (“Closing Net Indebtedness”), divided by (ii) $10.20; plus (B) 1,500,000 shares of Company Class A Common Stock issuable to the holders of certain non-convertible promissory notes of Clarus in exchange for $10 million of the aggregate principal amount of such notes and other amendments to the terms of the remaining indebtedness pursuant to the Transaction Support Agreement (as described below); plus (C) (i) the outstanding balance (principal and interest) at Closing of certain convertible and non-convertible promissory notes of Clarus issued between signing of the Merger Agreement and Closing divided by $10.00, other than any such non-convertible promissory notes that the Company elects in its discretion to pay off at Closing. The Merger Consideration to be paid to Clarus Securityholders will be paid solely by the delivery of new shares of Company Class A Common Stock. The Closing Net Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment. The Merger Consideration will be allocated among Clarus Securityholders as determined by Clarus shortly prior to the Closing based on existing share preference and convertible debtholder rights.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issed, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, including the Merger Agreement referenced above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer Blue Water Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on May 22, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”), that we have not yet identified. We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies. Our sponsor is Blue Water Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

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

Proposed Business Combination and Related Agreements

On April 27, 2021, we into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Water Merger Sub Corp., a Delaware corporation (the “Merger Sub”) our newly-formed wholly-owned subsidiary, and Clarus Therapeutics, Inc. a Delaware corporation (“Clarus”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Clarus (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Clarus continuing as the surviving corporation in the Merger and our wholly-owned subsidiary. In the Merger, based on existing Clarus share preference and convertible debtholder rights, (i) certain shares of Clarus preferred stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be canceled and converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) all other shares of Clarus capital stock, and all outstanding options to purchase any capital stock that have not been exercised prior to the Effective Time, will be canceled, retired and terminated without any consideration or any liability to Clarus with respect thereto, and (iii) certain of our convertible and non-convertible promissory notes outstanding as of the Closing will be canceled and converted into, or exchanged for, the right to receive a portion of the Merger Consideration.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to Clarus securityholders as of immediately prior to the Effective Time (“Clarus Securityholders”) will be a number of shares of Company Class A common stock equal to (the “Merger Consideration”): (A) (i) $198,194,295.43, plus (or minus) the estimated indebtedness of Clarus as of the Closing, net of its cash and cash equivalents (“Closing Net Indebtedness”), divided by (ii) $10.20; plus (B) 1,500,000 shares of our Class A Common Stock issuable to the holders of certain non-convertible promissory notes of Clarus in exchange for $10 million of the aggregate principal amount of such notes and other amendments to the terms of the remaining indebtedness pursuant to the Transaction Support Agreement (as described below); plus (C) (i) the outstanding balance (principal and interest) at Closing of certain convertible and non-convertible promissory notes of Clarus issued between signing of the Merger Agreement and Closing divided by $10.00, other than any such non-convertible promissory notes that we elect, in our discretion, to pay off at Closing. The Merger Consideration to be paid to Clarus Securityholders will be paid solely by the delivery of new shares of our Class A Common Stock. The Closing Net Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment. The Merger Consideration will be allocated among Clarus Securityholders as determined by Clarus shortly prior to the Closing based on existing share preference and convertible debtholder rights.

In connection with the Merger Agreement, on April 27, 2021, the Company, Clarus, and certain Clarus equity holders and noteholders party thereto entered into a Transaction Support Agreement (the “Transaction Support Agreement”) pursuant to which, among other things, the Clarus securityholders party thereto agreed to provide Clarus with up to $35 million in financing, through the purchase of convertible and non-convertible promissory notes (of which approximately $7.2 million was funded prior to April 27, 2021), and to transfer certain royalty rights to Clarus.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we had net income of approximately $10.6 million, which consisted of a gain of approximately $11.2 million resulting from the change in the fair value of the derivative warrant liabilities, partially offset by approximately $418,000 in general and administrative expenses and approximately $88,000 in other taxes.

Going Concern

As of March 31, 2021, we had approximately $408,000 in our operating bank account, and working capital of approximately $157,000.

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

Shares of Class A Common Stock Subject to Possible Redemption

We account for shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 4,508,659 and 3,464,860 shares of Class A common stock, respectively, subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

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

We issued 9,195,000 common stock warrants issued in connection with our Initial Public Offering (5,750,000) and Private Placement (3,445,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte-Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using Monte-Carlo simulation model at inception and subsequently at each measurement date.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to forfeiture. An aggregate of 4,508,659 shares of Class A common stock subject to possible redemption at March 31, 2021 has been excluded from the calculation of basic income (loss) per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 9,195,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, solely as a result of the Company's determination of the need to reclassify the Company's outstanding warrants from equity to liability during the Company's preparation of its Annual Report on Form 10-K for the period ended December 31, 2020 (the "Reclassification"), our disclosure controls and procedures were not effective as of March 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness that arose in connection with the Reclassification. Management has implemented remediation steps subsequent to March 31, 2021, to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on May 6, 20201 and in our Registration Statement on Form S-4, filed on May 14, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 17, 2020, we consummated our initial public offering of 5,750,000 units, including 750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $57,500,000. On December 17, 2020, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 3,445,000 warrants at a purchase price of $1.00 per private placement warrant, to Blue Water Sponsor LLC, generating gross proceeds of $3,445,000.

Following the closing of our initial public offering on December 18, 2020, a total of $58,650,000 comprised of $55,205,000 of the proceeds from the IPO (which amount includes $2,012,500 of the underwriter’s deferred discount) and $3,445,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 15, 2020, by and between the Company and Maxim Group LLC. (2)
1.2	Amendment, dated as of April 27, 2021, to Underwriting Agreement, dated as of December 15, 2020, by and between the Company and Maxim Group LLC. (1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (4)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Amended and Restated Promissory Note, dated October 20, 2020, issued to Joseph Hernandez (3)
10.2	Letter Agreement, dated December 15, 2020, by and among the Company, its officers, its directors and the Sponsor. (2)
10.3	Investment Management Trust Agreement, dated December 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated December 15, 2020, by and among the Company, the Sponsor and Maxim Group LLC (2)
10.5	Services Agreement, dated December 15, 2020, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrant Purchase Agreement, dated December 15, 2020, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement (3)
10.8	Form of Support Agreement, dated as of April 27, 2021, by and among the Company, Clarus and the stockholder of Clarus party thereto. (1)
10.9	Securities Subscription Agreement, dated June 30, 2020, between the Registrant and Blue Water Sponsor LLC*(1)
10.10	Form of Stockholder Lock-Up Agreement, by and between the Company and the stockholder of Clarus party thereto. (1)
10.11	Form of Lender Lock-Up Agreement by and between the Company and the noteholder of Clarus party thereto. (1)
10.12	Form of Registration Rights Agreement by and among the Company, the Sponsor and the Clarus securityholders party thereto. (1)
10.13	Transaction Support Agreement, dated of April 27, 2021 by and among the Company, Clarus and the Clarus securityholders party thereto.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 3, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 21, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 30, 2020

(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 3, 2020.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 25, 2021	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer (Principal Executive Officer)