Form 10-K/A
period 2020-12-31
Blue Water Acquisition Corp.
filed 2021-08-16
CIK 1817944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of August 13, 2021, there were 5,807,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

EXPLANATORY NOTE

Blue Water Acquisition Corp. (“Blue Water,” the “Company,” “we,” “us,” or “our”) is filing this Amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed on May 6, 2021 (the “Original Filing”), to amend and restate Part II, Item 9A “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting due to the identification of a material weakness in our internal control over financial reporting identified in connection with the Original Filing.

With respect to the amendment and restatement of Item 9A of Part II, while there is no requirement for any adjustments or restatement to our audited financial statements for the period ended December 31, 2020, a reasonable possibility existed at December 31, 2020 that the identified material weakness in our internal controls could have resulted in a material error in our financial results, which may not have been detected in a timely manner.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Filing were changed.

Part II.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, as a result of the Company’s determination of the need to reclassify the Company’s outstanding warrants from equity to warrant liability and certain other complex accounting transactions during the Company’s preparation of its Annual Report on Form 10-K for the period ended December 31, 2020 (the “Complex Transactions”), our disclosure controls and procedures were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness that arose in connection with the Complex Transactions. Management has implemented remediation steps subsequent to December 31, 2020, to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Definition Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2021	Blue Water Acquisition Corp.

	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Hernandez	Chief Executive Officer and Chairman of the Board	August 13, 2021
Joseph Hernandez	(Principal Executive Officer)

/s/ Jon Garfield	Chief Financial Officer	August 13, 2021
Jon Garfield	(Principal Financial and Accounting Officer)

/s/ Kimberly Murphy	Director	August 13, 2021
Kimberly Murphy

/s/ James Sapirstein	Director	August 13, 2021
James Sapirstein

/s/ Michael Lerner	Director	August 13, 2021
Michael Lerner

/s/ Yvonne McBurney	Director	August 13, 2021
Yvonne McBurney

3