Form 10-Q
period 2021-06-30
Blue Water Acquisition Corp.
filed 2021-08-16
CIK 1817944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The NASDAQ Capital Market on December 15, 2020 and the registrant’s shares of Class A common stock and warrants began trading on The NASDAQ Capital Market on February 9, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on The NASDAQ Capital Market was $59,512,500.

As of August 13, 2021, there were 5,807,500 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and 1,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), of the registrant issued and outstanding.

BLUE WATER ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and for the period May 22, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period May 22, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and for the period May 22, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets
Cash	$224,535	$655,371
Prepaid expenses	115,420	168,141
Total Current Assets	339,955	823,512
Investments held in Trust Account	58,652,957	58,650,048
Total Assets	$58,992,912	$59,473,560

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$117,913	$178,645
Accrued expenses	812,302	70,000
Due to related party	60,000	-
Accrued franchise and other taxes	347,290	172,200
Total current liabilities	1,337,505	420,845
Deferred underwriting commissions	2,012,500	2,012,500
Derivative warrant liabilities	7,251,895	16,698,635
Total Liabilities	10,601,900	19,131,980

Commitments and Contingencies
Class A common stock, $0.0001 par value; 4,254,020 and 3,464,860 shares subject to possible redemption at $10.20 per share at June 30, 2021 and December 31, 2020, respectively	43,391,004	35,341,572

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,553,480 and 2,343,640 shares issued and outstanding (excluding 4,254,020 and 3,464,860 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	155	234
Class B common stock, $0.0001 par value; 2,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	2,597,293	9,717,651
Retained earnings (accumulated deficit)	2,402,416	(4,718,021)
Total stockholders’ equity	5,000,008	5,000,008
Total Liabilities and Stockholders’ Equity	$58,992,912	$59,473,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD MAY 22, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from May 22, 2020 (inception) through June 30, 2020
General and administrative expenses	$807,093	$1,225,127	$761
Franchise and other taxes	87,545	175,090	-
Loss from operations	(894,638)	(1,400,217)	(761)
Change in fair value of derivative warrant liabilties	(1,704,140)	9,446,740	-
Gain on marketable securities (net), and dividends held in Trust Account	1,463	2,909	-
Net (loss) income	$(2,597,315)	$8,049,432	$(761)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	4,508,659	3,995,410	-
Basic and diluted net income per share, common stock subject to redemption	$-	$-	$-
Weighted average shares outstanding of common stock, basic and diluted	4,456,306	4,114,324	1,250,000
Basic and diluted net (loss) income per share, common stock	$(0.58)	$1.96	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD MAY 22, 2020 (INCEPTION) THROUGH JUNE 30, 2020

For the Three and Six Months Ended June 30, 2021

						Retained
	Common Stock				Additional	Earnings /	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	2,342,640	$234	1,437,500	$144	$9,717,651	$(4,718,021)	$5,000,008
Common stock subject to possible redemption	(1,043,799)	(104)	-	-	(9,717,651)	(928,995)	(10,646,750)
Net income	-	-	-	-	-	10,646,747	10,646,747
Balance - March 31, 2021 (unaudited)	1,298,841	$130	1,437,500	$144	$-	$4,999,731	$5,000,005
Common stock subject to possible redemption	254,639	25	-	-	2,597,293	-	2,597,318
Net loss	-	-	-	-	-	(2,597,315)	(2,597,315)
Balance - June 30, 2021 (unaudited)	1,553,480	$155	1,437,500	$144	$2,597,293	$2,402,416	$5,000,008

For the Period from May 22, 2020 (Inception) through June 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 22, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to related party	-	-	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	-	-	(761)	(761)
Balance - June 30, 2020 (unaudited)	-	$-	1,437,500	$144	$24,856	$(761)	$24,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUE WATER ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD MAY 22, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	For the six months ended June 30, 2021	For the period from May 22, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,049,432	$(761)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warranty liabilities	(9,446,740)	-
Gain on marketable securities (net), and dividends held in Trust Account	(2,909)	-
Changes in operating assets and liabilities:
Prepaid expenses	52,721	-
Accounts payable	(40,132)	761
Accrued expenses	742,302	-
Due to related party	60,000	-
Accrued franchise and other taxes	175,090	-
Net cash used in operating activities	(410,236)	-

Cash Flows from Financing Activities:
Offering costs paid	(20,600)	-
Net cash used in financing activities	(20,600)	-

Net decrease in cash	(430,836)	-

Cash - beginning of the period	655,371	-
Cash - end of the period	$224,535	$-

Supplemental disclosure of noncash activities:
Change in value of common stock subject to possible redemption	$8,049,432	$-
Deferred offering costs paid by related party in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$25,000
Deferred offering costs paid by related party through note payable	$-	$12,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUE WATER ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Description of Organization, Business Operations and Basis of Presentation

Blue Water Acquisition Corp., including its consolidated subsidiary, (the “Company”) is a blank check company incorporated in Delaware on May 22, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. On April 27, 2021, Blue Water Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company was formed.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern

As of June 30, 2021, the Company had approximately $225,000 in cash and working capital deficit of approximately $650,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the anticipated cash requirements in the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 17, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Impact

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

The accompanying consolidated financial statements comprise the Company and its wholly-owned subsidiary.  As of June 30, 2021 and for the three and six month ended June 30, 2021, the wholly-owned subsidiary has had no activity.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Clarus (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Clarus continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, based on existing Clarus share preference and convertible debtholder rights, (i) certain shares of Clarus preferred stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be canceled and converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) all other shares of Clarus capital stock, and all outstanding options under the Company’s equity incentive plan to purchase any capital stock that have not been exercised prior to the Effective Time, will be canceled, retired and terminated without any consideration or any liability to Clarus with respect thereto, and (iii) certain convertible and non-convertible promissory notes of the Company outstanding as of the Closing will be canceled and converted into, or exchanged for, the right to receive a portion of the Merger Consideration.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to Clarus securityholders as of immediately prior to the Effective Time (“Clarus Securityholders”) will be a number of shares of Company Class A Common Stock equal to (the “Merger Consideration”): (A) (i) $198,184,295.43, plus (or minus) the estimated indebtedness of Clarus as of the Closing, net of its cash and cash equivalents (“Closing Net Indebtedness”), divided by (ii) $10.20. minus 1,500,000 shares of Company Class A Common Stock (the “2025 Note Exchange Shares”) issuable to the holders of certain non-convertible promissory notes of Clarus in exchange for $10 million of the aggregate principal amount of such notes and other amendments to the terms of the remaining indebtedness pursuant to the Transaction Support Agreement; plus (B) the 2025 Note Exchange Shares, plus (C) (i) the outstanding balance (principal and interest) at Closing of certain convertible and non-convertible promissory notes of Clarus issued between signing of the Merger Agreement and Closing, divided by (ii) $10.00, other than any such non-convertible promissory notes that the Company elects in its discretion to pay off at Closing. The Merger Consideration to be paid to Clarus Securityholders will be paid solely by the delivery of new shares of Company Class A Common Stock. The Closing Net Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment. The Merger Consideration will be allocated among Clarus Securityholders as determined by Clarus shortly prior to the Closing based on existing share preference and convertible debtholder rights.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020 in its operating cash account.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $58.7 million of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in Trust Account. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet.

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

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using a modified Monte Carlo simulation model at inception and subsequently at each measurement date using the Black-Scholes model.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common Stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 4,254,020 and 3,464,860 shares of Class A Common Stock, respectively, subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company has aggregate deferred tax assets of approximately $4,100,000 and has recognized a full valuation allowance against the deferred tax assets.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accordingly, basic and diluted income per common share is calculated as follows for the three and six months ended June 30, 2021:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from May 22, 2020 (inception) through June 30, 2020
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$1,082	$2,152	$-
Less: Company’s portion available to be withdrawn to pay taxes	(1,082)	(2,152)	-
Net income attributable	$-	$-	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	4,508,659	3,995,410	-
Basic and diluted net income per share	$-	$-	$-

Non-Redeemable Common Stock
Numerator: Net (Loss) income minus Net Earnings
Net (loss) income	$(2,597,315)	$8,049,432	$(761)
Net income allocable to Class A common stock subject to possible redemption	-	-	-
Non-redeemable net (loss) income	$(2,597,315)	$8,049,432	$(761)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,456,306	4,114,324	1,250,000
Basic and diluted net income per share, Non-redeemable common stock	$(0.58)	$1.96	$-

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on the Company’s condensed consolidated financial statements.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2021 as reflected in the accompanying statement of operations. As of June 30, 2021, the Company had $60,000 in due to related party in connection with such services.

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

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,807,500 shares of Class A common stock issued or outstanding, including 4,254,020 and 3,464,860 shares of Class A Common Stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 2,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. On June 30, 2020, the Company issued 1,437,500 shares of Class B Common Stock to the Sponsor. Of these, up to 187,500 shares of Class B Common Stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding Common Stock after the Initial Public Offering (excluding the Representative Shares). The underwriter exercised its over-allotment option in full on December 17, 2020; thus, the 187,500 Founder Shares were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2020, there were 1,437,500 shares of Class B Common Stock issued or outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,652,957	$-	$-

Liabilities:
Derivative warrant liabilities - public warrants	$4,082,500
Derivative warrant liabilities - private warrants	$-	$-	$3,169,395

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$58,650,048	$-	$-

Liabilities:
Warrant Liabilities – public warrants	$-	$-	$10,005,000
Warrant Liabilities – private warrants	$-	$-	$6,693,635

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the six months ended June 30, 2021.

Level 1 assets include investments in U.S. Treasury securities and money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte-Carlo simulation. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. The changes in fair value are recognized in the statement of operations. For the three and six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from the change in the fair value of liabilities of a loss of $1.7 million and income of $9.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The change in the level 3 fair value of the derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$16,698,635
Change in fair value of warrant liabilities	(11,150,880)
Transfer to level 1	(3,277,500)
Warrant liabilities at March 31, 2021	$2,270,255
Change in fair value of warrant liabilities	899,140
Warrant liabilities at June 30, 2021	$3,169,395

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Strike price	$11.50	$11.50
Contractual term (years)	5.0	5.8
Volatility	6.00%	10.00%
Risk-free interest rate	1.00%	0.48%
Dividend yield (per share)	0.0%	0.0%

Note 9—Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Clarus (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Clarus continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Merger, based on existing Clarus share preference and convertible debtholder rights, (i) certain shares of Clarus preferred stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be canceled and converted into the right to receive a portion of the Merger Consideration (as defined below), (ii) all other shares of Clarus capital stock, and all outstanding options under the Company’s equity incentive plan to purchase any capital stock that have not been exercised prior to the Effective Time, will be canceled, retired and terminated without any consideration or any liability to Clarus with respect thereto, and (iii) certain convertible and non-convertible promissory notes of the Company outstanding as of the Closing will be canceled and converted into, or exchanged for, the right to receive a portion of the Merger Consideration.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to Clarus securityholders as of immediately prior to the Effective Time (“Clarus Securityholders”) will be a number of shares of Company Class A Common Stock equal to (the “Merger Consideration”): (A) (i) $198,184,295.43, plus (or minus) the estimated indebtedness of Clarus as of the Closing, net of its cash and cash equivalents (“Closing Net Indebtedness”), divided by (ii) $10.20. minus 1,500,000 shares of Company Class A Common Stock (the “2025 Note Exchange Shares”) issuable to the holders of certain non-convertible promissory notes of Clarus in exchange for $10 million of the aggregate principal amount of such notes and other amendments to the terms of the remaining indebtedness pursuant to the Transaction Support Agreement; plus (B) the 2025 Note Exchange Shares, plus (C) (i) the outstanding balance (principal and interest) at Closing of certain convertible and non-convertible promissory notes of Clarus issued between signing of the Merger Agreement and Closing, divided by (ii) $10.00, other than any such non-convertible promissory notes that the Company elects in its discretion to pay off at Closing. The Merger Consideration to be paid to Clarus Securityholders will be paid solely by the delivery of new shares of Company Class A Common Stock. The Closing Net Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment. The Merger Consideration will be allocated among Clarus Securityholders as determined by Clarus shortly prior to the Closing based on existing share preference and convertible debtholder rights.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we had a net loss of approximately $2.6 million, which consisted of a loss of approximately $1.7 million resulting from the change in the fair value of the derivative warrant liabilities, approximately $807,000 in general and administrative expenses and approximately $88,000 in franchise and other taxes.

For the six months ended June 30, 2021, we had net income of approximately $8.0 million, which consisted of a gain of approximately $9.4 million resulting from the change in the fair value of the derivative warrant liabilities, partially offset by approximately $1.2 million in general and administrative expenses and approximately $175,000 in franchise and other taxes.

For the period May 22, 2020 (inception) through June 30, 2020, we had a net loss of $761, which consisted solely of general and administrative expenses.

Going Concern

As of June 30, 2021, we had approximately $225,000 in our operating bank account, and working capital deficit of approximately $650,000.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the anticipated cash requirements in the next twelve months raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, June 17, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Shares of Class A Common Stock Subject to Possible Redemption

We account for shares of Class A Common Stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. Our shares of Class A Common Stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 4,254,020 and 3,464,860 shares of Class A Common Stock, respectively, subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed consolidated balance sheet.

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

The warrants issued in the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and have subsequently been measured based on the listed market price of such warrants. The fair value of the Private Placement warrants have been estimated using a modified Monte Carlo simulation model at inception and subsequently at each measurement date using the Black-Scholes model.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period excluding shares of Common Stock subject to forfeiture. An aggregate of 4,254,020 shares of Class A Common Stock subject to possible redemption at June 30, 2021 has been excluded from the calculation of basic income (loss) per ordinary share, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 9,195,000 shares of Common Stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

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

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material impact on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021 as a result of the Company’s determination of the need to reclassify the Company’s outstanding warrants from equity to liability and certain other complex accounting transactions during the Company’s preparation of its Annual Report on Form 10-K for the period ended December 31, 2020

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K filed with the SEC on May 6, 20201 and in our Form S-4, filed on May 14, 2021.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 15, 2020, by and between the Company and Maxim Group LLC. (2)
1.2	Amendment, dated as of April 27, 2021, to Underwriting Agreement, dated as of December 15, 2020, by and between the Company and Maxim Group LLC. (1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (4)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement dated December 15, 2020, between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Amended and Restated Promissory Note, dated October 20, 2020, issued to Joseph Hernandez (3)
10.2	Letter Agreement, dated December 15, 2020, by and among the Company, its officers, its directors and the Sponsor. (2)
10.3	Investment Management Trust Agreement, dated December 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.4	Registration Rights Agreement, dated December 15, 2020, by and among the Company, the Sponsor and Maxim Group LLC (3)
10.5	Services Agreement, dated December 15, 2020, by and between the Company and the Sponsor. (2)
10.6	Private Placement Warrant Purchase Agreement, dated December 15, 2020, by and between the Company and the Sponsor. (2)
10.7	Form of Indemnity Agreement (3)
10.8	Form of Support Agreement, dated as of April 27, 2021, by and among the Company, Clarus and the stockholder of Clarus party thereto. (1)
10.9	Securities Subscription Agreement, dated June 30, 2020, between the Registrant and Blue Water Sponsor LLC* (1)
10.10	Form of Stockholder Lock-Up Agreement, by and between the Company and the stockholder of Clarus party thereto. (1)
10.11	Form of Lender Lock-Up Agreement by and between the Company and the noteholder of Clarus party thereto. (1)
10.12	Form of Registration Rights Agreement by and among the Company, the Sponsor and the Clarus securityholders party thereto. (1)
10.13	Transaction Support Agreement, dated of April 27, 2021 by and among the Company, Clarus and the Clarus securityholders party thereto.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on May 3, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 21, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 30, 2020
(4)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 3, 2020.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2021	By:	/s/ Joseph Hernandez
	Name:	Joseph Hernandez
	Title:	Chief Executive Officer (Principal Executive Officer)