Form 10-K/A
period 2021-12-31
Clarus Therapeutics Holdings, Inc.
filed 2022-04-28
CIK 1817944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
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
Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒

Auditor firm ID:	Auditor Name:	Auditor Location:
49	RSM US LLP	Chicago, Illinois
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting
equity held by
non-affiliates
of the registrant, based on the closing price of the registrant’s common equity on The Nasdaq Capital Market on June 30, 2021, was approximately $25.6 million.
The number of shares of registrant’s common stock, par value $0.0001 per share, outstanding as of April 25, 2022 was 24,750,011.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Clarus Therapeutics Holdings, Inc. is filing this Amendment No. 1 to Annual Report on Form
10-K/A
(“Amendment No. 1”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Form
10-K”)
as filed with the Securities and Exchange Commission on March 31, 2022. The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
Accordingly, this Amendment No. 1 hereby amends and restates Part III, Items 10 through 14 of the Form
10-K
as set forth below and updates the Exhibits in Part IV, Item 15. No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Form
10-K.
This Amendment No. 1 does not reflect events occurring after the filing of the Form
10-K
or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Form
10-K
and our other filings with the SEC.
In this report, unless otherwise stated or as the context otherwise requires, references to “Clarus,” “the Company,” “we,” “us,” “our” and similar references refer to Clarus Therapeutics Holdings, Inc. together with its consolidated subsidiary and references to “Legacy Clarus” refer to Clarus Therapeutics, Inc. prior to the completion of the Business Combination between Blue Water Acquisition Corp. and Legacy Clarus. The Clarus logo, JATENZO and other trademarks of Clarus Therapeutics Holdings, Inc. appearing in this Amendment No. 1 are the property of Clarus Therapeutics Holdings, Inc. This Amendment No. 1 also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing herein are the property of their respective holders.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information concerning our current directors and executive officers, including their ages, as of April 1, 2022.

Name	Age	Position(s)	Position(s) Held Since
Executive Officers
Robert E. Dudley, Ph.D.	67	Director – Class III, President and Chief Executive Officer	September 2021
Richard Peterson	54	Chief Financial Officer	September 2021
Steven A. Bourne	60	Chief Administrative Officer, Secretary and Treasurer	September 2021
Frank Jaeger	51	Chief Commercial Officer	September 2021
Non-Employee Directors
John Amory, M.D., M.P.H, M.Sc.	54	Director – Class I	September 2021
Elizabeth A. Cermak	64	Director – Class II	September 2021
Joseph Hernandez	49	Director – Class III	May 2020
Kimberly Murphy	59	Chair – Class III	December 2020
Mark A. Prygocki, Sr.	55	Director – Class II	September 2021
Alex Zisson	52	Director – Class I	September 2021
Executive Officers
Robert E. Dudley, Ph.D.
Dr. Dudley has served as our President, Chief Executive Officer and Director since the Merger Closing Date. Prior thereto, he served as Legacy Clarus’s Chief Executive Officer, President and Chairman of the board of directors from February 2004 through the Merger Closing Date. Prior to that, from 2001 to 2003, he served as President and Chief Executive Officer and a member of the board of directors of Anagen Therapeutics, Inc., a private biopharmaceutical company. From 1994 to 1999, he held several senior level executive positions at Unimed Pharmaceuticals, Inc. (“Unimed”), a public company acquired by Solvay Pharmaceuticals in 1999, and from 1999 to 2001 he served as Unimed’s President and Chief Executive Officer and was a member of its board of directors, during which time Unimed received FDA approval for and launched AndroGel. Dr. Dudley received a B.S. in Biology from Pepperdine University, Seaver College, an M.S. in Biology from University of New Mexico, and a Ph.D., with honors, in Pharmacology and Toxicology from the University of Kansas School of Medicine. Dr. Dudley is also a board-certified toxicologist. We believe Dr. Dudley’s experience as a scientist with a leading role in commercializing the market leading
T-replacement
therapy, coupled with an insider’s perspective his role as our Chief Executive Officer brings to board discussions, provide him with the qualifications and skills to serve on the Board.
Richard Peterson
Mr. Peterson has served as our Chief Financial Officer since the Merger Closing Date. Prior thereto, he served as Legacy Clarus’s Chief Financial Officer from February 2021 through the Merger Closing Date. Prior to joining Legacy Clarus, Mr. Peterson served as Chief Financial Officer for several clinical stage biopharmaceutical companies, most recently at Botanix Pharmaceutical, Ltd. (ASX:BOT) (from August 2019 to May 2020). Prior to this role, Mr. Peterson served as Chief Financial Officer at Dermavant Sciences Inc. (from March 2018 to February 2019), Sienna Biopharmaceuticals, Inc., a biopharmaceutical company (Nasdaq:SNNA) (“Sienna”) (from March 2017 to March 2018), and Novan, Inc. (Nasdaq:NOVN) (“Novan”) (from September 2015 to March 2017). Mr. Peterson also served as Chief Financial Officer of Medicis Pharmaceutical Corporation (“Medicis”), a commercial pharmaceutical company from June 1995 to December 2012. Under Mr. Peterson’s leadership, Novan and Sienna completed successful initial public offerings. While at Medicis, he played an integral role in guiding the company’s tremendous growth, which resulted in its acquisition for $2.6 billion by Valeant Pharmaceuticals International. Since 2014, Mr. Peterson has served on the board of directors of Universal Insurance Holdings, Inc. (NYSE:UVE), and is currently the audit committee chair and a member of the compensation committee. Mr. Peterson began his career with PricewaterhouseCoopers, after receiving a degree in accountancy from Arizona State University.
Steven A. Bourne
Mr. Bourne has served as our Chief Administrative Officer and Secretary since the Merger Closing Date. Prior thereto, he served as Legacy Clarus’s Chief Administrative Officer beginning February 2021 and as its Secretary and Treasurer from February 2004, in each case through the Merger Closing Date. He previously served as Legacy Clarus’s Chief Financial Officer from February 2004 to February 2021. Prior to that, from 2002 to 2003, he served as Chief Financial Officer, Secretary and Treasurer at Anagen Therapeutics, Inc., a private biopharmaceutical company. Further, Mr. Bourne served as Controller, Secretary and Treasurer of Aksys, Ltd., a public medical device company, from 1996 to 2001. Mr. Bourne received a B.S. in Accounting from Miami University and is a Certified Public Accountant.
Frank Jaeger
Mr. Jaeger has served as our Chief Commercial Officer since the Merger Closing Date. Prior thereto, he served as Legacy Clarus’ Chief Commercial Officer from September 2019 through the Merger Closing Date. Mr. Jaeger is responsible for all commercial matters of sales, marketing, commercial operations and market access for JATENZO. Prior to his joining Legacy Clarus, Mr. Jaeger served as the Regional Sales Director at AbbVie Inc. (NYSE:ABBV) from January 2014 to August 2019, where he was responsible for sales of AndroGel and Synthroid for the West Region in the Metabolics division. Mr. Jaeger received a B.A. in Psychology and an M.A. in Clinical Psychology from the University of Illinois at Chicago and he received a M.B.A. from the Lake Forest Graduate School of Management.
Key Employees
Jay Newmark, M.D.
Dr.
 Newmark
has served as our Chief Medical Officer since the Merger Closing Date. Prior thereto, he served as Legacy Clarus’s Chief Medical Officer from December 2019 through the Merger Closing Date. Prior to joining Legacy Clarus, Dr. Newmark was an independent urologist in private practice for 16 years, establishing himself as a leading voice in men’s health. Dr. Newmark served as Senior Director of Medical Affairs (Medical Diagnostics) at Genomic health from April 2018 to August 2019 and Senior Director of Medical Affairs (Medical Diagnostics) at OPKO Health (Nasdaq:OPK) from to August 2014 to April 2018, and has worked closely with both commercial development organizations and academic researchers to design clinical trial protocols and co-author
publications in oncology and urology. Dr. Newmark received his M.D. from the University of Michigan Medical School and completed his residency in urology at The Johns Hopkins Hospital. Dr. Newmark also holds an M.B.A. from the University of Chicago.
James Holloway
Mr.
 Holloway
has served as our Senior Vice President of Manufacturing and Supply since the Merger Closing Date. Prior thereto, he served as Legacy Clarus’s Vice President of Manufacturing and Supply from October 2019 through the Merger Closing Date. Mr. Holloway has extensive experience in pharmaceutical manufacturing operations. Prior to joining Clarus, Mr. Holloway served at CareFusion (now BD Medical) (NYSE: BDX) (March 2011 to May 2018), and previously also held roles at Boehringer Ingelheim, Pfizer, Catalent, Cardinal Health and DSM Pharmaceuticals, Mr. Holloway received a B.S. and M.Sc. in organic chemistry from Fisk University.

Non-Employee
Directors
John Amory, M.D., M.P.H, M.Sc.
Dr. Amory joined the Board in connection with the Merger Closing. Since July 2011, Dr. Amory has served as a Professor of Medicine at the University of Washington in Seattle. Prior to this role, he served as a member of the faculty of the University of Washington since 1997. Dr. Amory has published more than 154 peer-reviewed papers in the field of male reproduction and his areas of research include male infertility, testosterone deficiency and the development of novel male contraceptives. Dr. Amory earned his M.D. from the University of California—San Francisco and both his M.P.H. and M.Sc. (pharmaceutics) from the University of Washington. We believe Dr. Amory’s knowledge and expertise in the industry provide him with the qualifications and skills to serve on the Board.
Elizabeth A. Cermak
Ms. Cermak joined the Board in connection with the Merger Closing, and served as a member of Legacy Clarus’s board of directors from July 2014 through the Merger Closing. Ms. Cermak also serves on the board of directors of Moleculin Biotech, Inc. (Nasdaq:MBRX) and the board of directors of QUE Oncology, a private company, and Neurana Pharmaceuticals, a private company. She has also served on the board of directors of SteadyMed Therapeutics (Nasdaq:STDY) from 2015 to 2018, a public company acquired by United Therapeutics. From 2009 to 2013, Ms. Cermak was the Chief Commercial Officer and Executive Vice President at POZEN, now Aralez Pharmaceuticals. As Chief Commercial Officer at POZEN, Ms. Cermak developed the commercial strategy and launch plans for the Company’s first self-marketed product, and signed licensing deals with Johnson & Johnson, Desitin, and Sanofi. Prior to joining POZEN, Ms. Cermak worked at Johnson & Johnson for 25 years, serving most recently as World-Wide Vice President Personal Products Franchise and Vice President Professional Sales & Marketing. Ms. Cermak received a B.A. in accounting and Spanish from Franklin & Marshall College and an M.B.A. from Drexel University. We believe Ms. Cermak’s robust business experience, with a focus in life science companies, including public companies, provides her with the qualifications and skills to serve on the Board.
Joseph Hernandez
Mr. Hernandez has served on the Board since founding Blue Water, and prior to the Merger Closing, served as Blue Water’s Chairman and Chief Executive Officer. Mr. Hernandez is an entrepreneurial leader with over 25 years of experience in the healthcare field. He has a background in company creation, early-stage technology development, as well as private and public market financing. He brings leadership to the team, backed by a strong educational foundation in biology, medicine, molecular genetics, microbiology, epidemiology, marketing, and finance. Over the course of his career, he has founded or led eight entrepreneurial companies in cutting edge areas of healthcare and pharmaceuticals. After years of building his career at Merck & Co. (NYSE:MRK) from to December 1998 to January 2001 and Digene (acquired by Qiagen (NYSE:QGEN)) from 2005 to 2009, Mr. Hernandez founded and became the President and CEO of Innovative Biosensors from 2004 to 2009. Later, Mr. Hernandez served as the Founder and Chairman of Microlin Bio Inc. from August 2013 to January 2017 and as Chairman of the Board of Ember Therapeutics (OTCMKTS:EMBT) from April 2014 to January 2019. He was also the Chairman of Sydys Corporation from May 2016 to January 2019. In 2018, Mr. Hernandez founded Blue Water Vaccines, Inc. (Nasdaq:BWV), a biotechnology company focused on manufacturing a universal influenza vaccine in partnership with the University of Oxford in England. He has served as Chairman of Blue Water Vaccines, Inc. since January 2019 and currently serves as its Chief Executive Officer and director. Most recently, in January 2020, he founded and in May 2020 sold Noachis Terra, Inc. (acquired by Oragenics (NYSE:OGEN)) a company developing a vaccine for
COVID-19.
Mr. Hernandez brings experience in managing and interacting with diverse cultures, high level executives, and elected officials, to the team. Mr. Hernandez received a B.S. in Neuroscience, M.S. in Molecular Genetics and Microbiology from the University of Florida and a MBA from the University of Florida, and is currently pursuing a MSc in Chronic Disease Epidemiology and Biostatistics from Yale University. We believe he is well qualified to serve on the Board due to his extensive biotech entrepreneurship and early-stage technology development experience in the healthcare industry.
Kimberly Murphy
Ms. Murphy joined the Board in connection with Blue Water’s IPO in December 2020 and was appointed Chairman upon the Merger Closing. Ms. Murphy has more than 25 years of experience at leading pharmaceutical companies including Novartis (NYSE:NVS) and Merck & Co (NYSE:MRK). In her distinguished career at Merck, she rose through various public affairs and business roles to leadership positions as Region Marketer for U.S. Commercial Operations, U.S. Marketing Leader for Adult Vaccines and Director of the HPV/Gardasil Franchise. Most recently, Ms. Murphy served as the Vice President and Global Vaccines Commercialization Leader, Influenza Franchise, at GlaxoSmithKline (NYSE:GSK). Ms. Murphy was with GSK from 2011 through 2019, serving as VP of US

Vaccines Customer Strategy from October 2012 to June 2014, then VP of the North America Vaccines Integration Planning from June 2014 to May 2015, followed by VP and Global Marketing Head for the Shingles Vaccines from May 2015 to February 2016, before transitioning to the Global Vaccines Commercialization Leader for the Influenza Franchise. Kim has Board and Advisory experience that includes serving on the boards of Oragenics, Inc. (NYSE:OGEN) and Blue Water Vaccines, Inc. (Nasdaq:BWV), as well as the GSK Representative to the Biotechnology Industry Organization’s Biodefense Advisory Council, and on the St. Joseph’s University Pharmaceutical & Healthcare Marketing MBA Program’s Advisory Board. Ms. Murphy received a B.A. in English from Old Dominion University, a M.B.A. in Marketing from St. Joseph’s University, and the Marketing Excellence Program from the Wharton School of University of Pennsylvania. We believe Ms. Murphy is well qualified to serve on the Board due to her extensive experience in the healthcare industry.
Mark A. Prygocki, Sr.
Mr. Prygocki joined the Board in connection with the Merger Closing, and served as a member of Legacy Clarus’s board of directors from July 2014 through the Merger Closing and as executive director from July 2020 through May 2021. From January 2017 until January 2020, he served as President, Chief Executive Officer and a member of the board of directors of Illustris Pharmaceuticals, Inc., (“Illustris”) a privately held bio-development
company. Prior to joining Illustris, Mr. Prygocki worked at Medicis for more than 20 years and served most recently at Medicis as President from 2010 to 2012. Prior to that, Mr. Prygocki held several senior-level positions at Medicis, including Chief Operating Officer, Executive Vice President, and Chief Financial Officer and Treasurer. Since 2012, Mr. Prygocki has served as a consultant to the pharmaceutical and retail industries through his consulting company. Mr. Prygocki’s previous experience includes work at Citigroup, an investment banking firm, in the regulatory reporting division and several years in the audit department of Ernst & Young, LLP. Mr. Prygocki currently serves on the board of directors of Verrica Pharmaceuticals, Inc. (Nasdaq: VRCA), since 2018 and is Chairman of its audit committee. Mr. Prygocki also served on the board of directors of Revance Therapeutics, Inc. (Nasdaq: RVNC) within the last five years. He is certified by the American Institute of Certified Public Accountants. Mr. Prygocki serves on the board of Whispering Hope Ranch Foundation, a non-profit
organization that assists children with special needs. Mr. Prygocki holds a B.A. in accounting from Pace University. We believe Mr. Prygocki’s operating experience and financial expertise in the life science companies provides him with the qualifications and skills to serve on the Board.
Alex Zisson
Mr. Zisson joined the Board in connection with the Merger Closing, and served as a member of Legacy Clarus’s board of directors from February 2004 through the Merger Closing. Since January 2016, Mr. Zisson has been a Managing Director at H.I.G. BioHealth Partners, focusing on pharmaceuticals, genetics, drug delivery and specialty pharma and biotechnology. Prior to this role, from 2002 to 2016, he served as a Venture Investor and Partner at Thomas, McNerney, where he focused on investment opportunities in the life sciences sector. Prior to that, Mr. Zisson spent 11 years in the research department at Hambrecht & Quist, an investment bank (and its successor firms Chase H&Q and JPMorgan H&Q), from 1991 to 2002, including serving as Managing Director from 1997 to 2002 and as the firm’s Health Care Strategist following the merger of Chase H&Q and JPMorgan. Mr. Zisson also serves on the board of directors of a number of private companies, including Leiters Pharmacy, Neurana Pharmaceuticals, Taconic Biosciences and BioVectra Inc. Mr. Zisson received an A.B. in History from Brown University. We believe Mr. Zisson’s experience as a healthcare strategist combined with his experience in investing in life science companies provides him with the qualifications and skills to serve on the Board.
Composition of the Board
The Board consists of seven members, including our President and Chief Executive Officer. In accordance with the Certificate of Incorporation, the Board is divided into three classes, Classes I, II and III, each to serve a three year term, except for the initial term after the Merger Closing, for which the Class I directors will be up for reelection at the first annual meeting of stockholders occurring after the Merger Closing, and for which the Class II directors will be up for reelection at the second annual meeting of stockholders occurring after the Merger Closing. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause, and then only by the affirmative vote of the holders of not less than two thirds (2/3) of the outstanding shares of capital stock then entitled to vote at an election of directors. The directors are divided among the three classes as follows:

•	the Class I directors are Alex Zisson and John Amory, and their terms will expire at the annual meeting of stockholders to be held in 2022;

•	the Class II directors are Mark Prygocki and Elizabeth Cermak, and their terms will expire at the annual meeting of stockholders to be held in 2023; and

•	the Class III directors are Robert Dudley, Kimberly Murphy and Joseph Hernandez, and their terms will expire at the annual meeting of stockholders to be held in 2024.
We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third
of the directors. The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.
Family Relationships
There are no family relationships among our directors or executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own, or are part of a group that owns, more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of reports furnished to us, all reports required by Section 16(a) of the Exchange Act to be filed by our directors and executive officers and all beneficial owners of more than ten percent of our common stock outstanding to report transactions in our securities in fiscal year 2021 were timely filed, except that (i) Entities affiliated with H.I.G. BioVentures filed one late Form 3 and one late Form 4 on October 4, 2021, reporting multiple transactions; (ii) CBC SPVI Ltd. filed one late Form 3 on September 24, 2021, reporting a single transaction; (iii) Joseph Hernandez and Blue Water Sponsor LLC filed one late Form 4 on September 23, 2021, reporting multiple transactions; and (iv) Joseph Hernandez filed one late Form 3 on August 10, 2021, reporting a single transaction.
Committees of the Board
Effective upon the consummation of the Business Combination, the Board reconstituted the membership of its standing committees, which are governed by the Certificate of Incorporation that complies with the applicable requirements of current Nasdaq listing rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the amended and restated charters for each committee are available on the investor relations portion of our website, at www.clarustherapeutics.com. The Board may establish other committees as it deems necessary or appropriate from time to time.
Audit Committee
The audit committee of the Board consists of Elizabeth Cermak, Joseph Hernandez and Mark Prygocki. The Board has determined each member is independent under the Nasdaq listing rules and Rule
10A-3(b)(1)
under the Exchange Act. The chairperson of the audit committee is Mr. Prygocki. Mr. Prygocki also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation
S-K
and possesses financial sophistication, as defined under the Nasdaq listing rules.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end
operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing policies on risk assessment and risk management;

•	reviewing related party transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.
Compensation Committee
The compensation committee of the Board consists of Joseph Hernandez, Kimberly Murphy and Alex Zisson. The Board has determined each member is a
“non-employee
director” as defined in Rule
16b-3
promulgated under the Exchange Act. The chairperson of the compensation committee is Mr. Zisson. The primary purpose of the compensation committee is to discharge the responsibilities of the Board to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.
Specific responsibilities of the compensation committee include:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of the other executive officers;

•	reviewing and recommending to the Board the compensation of the directors;

•	reviewing our executive compensation policies and plans;

•
reviewing and approving, or recommending that the Board approve, incentive compensation and equity plans, severance agreements, change-of-control
protections and any other compensatory arrangements for the executive officers and other senior management, as appropriate;

•	administering our incentive compensation equity-based incentive plans;

•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•	assisting management in complying with this prospectus statement and annual report disclosure requirements;

•	if required, producing a report on executive compensation to be included in the annual proxy statement;

•	reviewing and establishing general policies relating to compensation and benefits of our employees; and

•	reviewing our overall compensation philosophy.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee of the Board consists of John Amory, Elizabeth Cermak and Kimberly Murphy. The Board determined each member is independent under the Nasdaq listing rules. The chairperson of the nominating and corporate governance committee is Ms. Cermak.
Specific responsibilities of the nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that the Board approve, nominees for election to the Board;

•	evaluating the performance of the Board and of individual directors;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	reviewing management succession plans; and

•	developing and making recommendations to the Board regarding corporate governance guidelines and matters.
There have been no material changes to the procedures by which security holders may recommend nominees to the Board.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at https://clarustherapeutics.com/ under “Investors – Corporate Governance.” Information contained on or accessible through such website is not a part of this Amendment No. 1, and the inclusion of the website address in this Amendment No. 1 is an inactive textual reference only. We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.
Identification of Audit Committee and Financial Expert
The Board has a standing audit committee that operates under a written charter approved by the Board, which charter reflects the applicable standards and requirements adopted by the SEC and Nasdaq. A copy of the charter can be found on our website at https://clarustherapeutics.com/ under “Investors – Corporate Governance.” Information found on our website is not incorporated by reference into this report.
The audit committee is chaired by Mark Prygocki and also includes Elizabeth Cermak and Joseph Hernandez. Our nominating and corporate governance committee reviews the Nasdaq listing standards definition of independence for audit committee members on an annual basis and the Board has determined that all members of our audit committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board has also determined that Mr. Prygocki qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Item 11. Executive Compensation
The following section discusses the material components of the executive compensation program offered to our Chief Executive Officer and our two most highly compensated executive officers (other than our Chief Executive Officer) who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date. Such executive officers consist of the following persons, referred to herein as our named executive officers:

•	Robert E. Dudley, Ph.D., President and Chief Executive Officer;

•	Richard Peterson, Chief Financial Officer; and

•	Frank A. Jaeger, Chief Commercial Officer.
2021 Summary Compensation Table
The following table presents information regarding the total compensation awarded to, earned by and paid to our named executive officers in the fiscal years ended December 31, 2021 and 2020, for services rendered to us in all capacities.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Nonequity Incentive Plan Compensation ($)(5)	Total ($)
Robert E. Dudley President and Chief Executive Officer	2021	471,811	—	645,300	1,029,375	328,860	2,475,346
	2020	410,000	—	—	—	147,600	557,600
Richard Peterson Chief Financial Officer (6)	2021	376,767	30,000	266,724	454,770	177,221	1,305,482
Frank A. Jaeger Chief Commercial Officer	2021	348,296	—	138,620	236,350	162,000	885,266
	2020	325,000	—	—	24,945	89,234	439,179

(1)
Amounts reported reflect salary increases that took effect September 9, 2021. In addition, Mr. Peterson joined Legacy Clarus in February 2021, and his salary has been prorated to reflect such start date.

(2)	Reflects a sign-on bonus paid to Mr. Peterson in February 2021.
(3)
The amounts reported represent the aggregate grant date fair value of the RSUs granted to our named executive officers during 2021 calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 10 of our consolidated financial statements included in the Form
10-K.
The amounts reported in this column reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by our named executive officers from the vesting and settlement of the RSUs or the sale of the underlying shares of Common Stock.

(4)
The amounts reported represent the aggregate grant date fair value of the stock option awards granted to our named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock option awards reported in this column are set forth in Note 10 of our consolidated financial statements included in the Form
10-K.
The amounts reported in this column reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by our named executive officers upon the exercise of the stock option awards or any sale of the underlying shares of Common Stock.

(5)	The amounts reported reflect bonuses earned based on the achievement of pre-defined performance objectives. Bonuses are reported in the year earned, even though paid the following year.
(6)	Mr. Peterson commenced employment with us in February 2021. His base salary and bonus were pro-rated accordingly.
Narrative Disclosure to the Summary Compensation Table
The Board and compensation committee review compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the compensation committee and the Board consider compensation for comparable positions in the market, the historical compensation levels of our executive officers, individual performance as compared to our expectations and objectives, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.
Our compensation committee is primarily responsible for determining the compensation for our executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to the Board for approval. The Board discusses the compensation committee’s recommendation and ultimately approves the compensation of our Chief Executive Officer without members of management present. Our compensation committee has the authority to engage the services of a consulting firm or other outside advisor to assist it in designing our executive compensation programs and in making compensation decisions. During 2021, the compensation committee retained the services of FW Cook as its external compensation consultant to advise on executive compensation matters including our overall compensation program design and collection of market data to inform our compensation programs for our executive officers and members of the Board. FW Cook reports directly to our compensation committee. Prior to engaging FW Cook, our compensation committee assessed its independence consistent with Nasdaq listing standards and concluded that the engagement of such consultant did not raise any conflict of interest.
Base Salaries
The annual base salaries of our named executive officers are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for their satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

Name	2020 Base Salary ($)	2021 Base Salary ($)(1)
Robert E. Dudley	410,000	609,000
Richard Peterson	0	445,000
Frank A. Jaeger	325,000	400,000

(1)	2021 salary increases from 2020 amounts (or from 348,000 as of February 2021 for Mr. Peterson) were effective as of September 9, 2021.

Annual Cash Bonuses
During the year ended December 31, 2021, each named executive officer was eligible to earn an annual bonus based on the achievement of corporate and individual objectives. For the year ended December 31, 2021, the earned annual bonuses for Dr. Dudley and Messrs. Peterson and Jaeger were $328,860, $177,221 and $162,000, respectively. Mr. Peterson also received a guaranteed sign-on
bonus of $30,000 upon commencement of his employment in February 2021.
Equity Incentive Plan
We grant our employees, including our named executive officers, a mix of stock options and RSUs. In December 2021, Dr. Dudley and Messrs. Peterson and Jaeger were granted options to purchase 337,500, 139,500 and 72,500 shares of Common Stock, respectively, and 135,000, 55,800, and 29,000 RSUs respectively. As a general practice, our stock options and RSUs vest 25% on the first anniversary of the vesting commencement date, with the remaining 75% vesting in 36 equal monthly installments thereafter. These awards have a vesting commencement date of September 9, 2021 and are described in more detail in the “Outstanding Equity Awards at 2021 Fiscal
Year-End”
table.
Other Compensation and Benefits
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; and disability insurance. We do not maintain any executive-specific benefit or executive perquisite programs.
Agreements with our Named Executive Officers
We entered into employment agreements with our named executive officers effective as of September 9, 2021: Robert E. Dudley, Ph.D. (Chief Executive Officer and President), Richard Peterson (Chief Financial Officer), and Frank A. Jaeger (Chief Commercial Officer). Each employment agreement provides for an indefinite employment term that may be terminated in accordance with the terms and conditions of the employment agreement, and sets forth the executive officer’s annual base salary and annual cash performance-based bonus with a target of a certain percentage of base salary based on the achievement of certain performance objectives as determined by the compensation committee of the Board. Each employment agreement provides for severance benefits upon a termination of employment due to death or “disability” (as defined in the employment agreements), including (i) any unpaid annual bonus for the fiscal year ended prior to the date of termination, paid at the same time as annual bonuses are paid to the senior executives,
(ii) pro-rata
annual bonus for the year of termination, paid within 30 days of the executive’s termination date, and (iii) payment of the employer-portion of COBRA premiums for 18 months for Dr. Dudley and 12 months for each of Messrs. Peterson and Jaeger. Each employment agreement also provides for severance benefits upon a termination of employment without “cause” or by the executive officer for “good reason” (each as defined in the employment agreements), subject to the execution of a release, including (i) any unpaid annual bonus for the fiscal year ended prior to the date of termination, paid at the same time as annual bonuses are paid to the senior executives, (ii) a pro-rata
annual bonus for the year of termination (based on actual performance), paid at the same time as annual bonuses are paid to the senior executives, (iii) a certain number of months of base salary (18 months for Dr. Dudley and 12 months for each of Messrs. Peterson and Jaeger), payable in installments over the applicable severance period (or in the event such termination occurs on or following a “change in control” (as defined in the employment agreements), payable in a lump sum following such termination), (iv) payment of the employer-portion of COBRA premiums during the applicable severance period (or until the executive officer becomes eligible to receive health benefits as a result of subsequent employment or service during the severance period, if earlier), and (v) outplacement services up to a maximum cost of $25,000. Each employment agreement provides a Section 280G partial clawback, in which each executive is entitled to receive the greater of (a) the best net after-tax
amount of any payments that are “parachute payments” under Section 280G of the Internal

Revenue Code of 1986, as amended, and (b) the amount of parachute payments the executive would be entitled to receive if they were reduced to an amount equal to 2.99 times the executive’s “base amount” (as defined in the employment agreement). Each employment agreement also contains certain restrictive covenants, including a
12-month
(18-month
for Dr. Dudley)
non-competition,
a
12-month
(18-month
for Dr. Dudley)
non-solicitation,
and confidentiality covenants.
Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2021.

				Option awards (1)					Stock Awards (2)
Name	Grant date		Vesting commencement date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Robert E. Dudley	12/12/2021		9/9/2021	—	337,500	(3)	4.78	12/12/2031
	12/12/2021		9/9/2021						135,000	(4)	328,050
Richard Peterson	12/11/2021		9/9/2021	—	139,500	(3)	4.78	12/11/2031	55,800	(4)	135,594
	12/11/2021		9/9/2021		—
Frank A. Jaeger	12/11/2021		9/9/2021	—	72,500	(3)	4.78	12/11/2031
	12/11/2021	(4)	9/9/2021						29,000	(4)	70,470

(1)	Each option grant is subject to the terms of our 2021 Stock Option and Incentive Plan (the “2021 Plan”).
(2)	Each RSU grant is subject to the terms of our 2021 Plan.
(3)
25% of the shares subject to this stock option vest on the one year anniversary of the vesting commencement date, and 75% of the shares subject to the stock option vest in 36 equal monthly installments thereafter, in each case, subject to the named executive officer’s continued service relationship through each applicable vesting date.

(4)
25% of the shares subject to this RSU vest on the one year anniversary of the vesting commencement date, and 75% of the shares subject to the RSU vest in 36 equal monthly installments thereafter, in each case, subject to the named executive officer’s continued service relationship through each applicable vesting date.

(5)	Calculated in accordance with SEC rules as the number of unvested shares or units multiplied by the closing market price of a share of Common Stock on December 31, 2021, which was $2.43.
Director Compensation
In December 2021, we adopted a
non-employee
director compensation policy (the “NED Policy”), which sets forth the terms upon which non-employee
directors will be compensated for their service on the Board. Under the terms of the NED Policy, each non-employee
director will receive an annual cash retainer of $45,000 and the non-executive
chairperson of the Board will receive an additional annual cash retainer of $30,000. Members of our audit committee, compensation committee and nominating and corporate governance committee will each receive additional annual cash retainers of $10,000, $7,500 and $5,000, respectively, while the chairs of the audit committee, compensation committee and nominating and corporate governance committee will receive additional annual cash retainers of $20,000, $15,000 and $10,000, respectively.

Under the terms of the NED Policy, each newly elected
non-employee
member of the Board will automatically receive a
one-time
grant of an option to purchase 9,610 shares of Common Stock and an award of restricted stock units (“RSUs”) representing 3,844 shares of Common Stock. These initial awards vest in equal annual installments over three years from the date of grant, provided that the non-employee
director is, as of such vesting date, in a service relationship with us. In addition, on each date of our annual general meeting of stockholders, each non-employee
director will be automatically granted an option to purchase 4,805 shares of Common Stock and an RSU award representing 1,922 shares of Common Stock. These annual awards will vest in full upon the earlier of (i) our next annual meeting of stockholders or (ii) the one year anniversary of the grant date; provided that the applicable non-employee
director is, as of such vesting date, in a service relationship with us.
The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee
director in a calendar year will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee
director and $650,000 in any other calendar year.
We will reimburse all reasonable
out-of-pocket
expenses incurred by
non-employee
directors in attending meetings of the Board and committees thereof. Employee directors will receive no additional compensation for their service as a director.
2021 Director Compensation Table
The following table presents the total compensation for the year ended December 31, 2021 for each person who served as a non-employee
director of Legacy Clarus and became a member of the Board in connection with the completion of the Business Combination between Blue Water and Legacy Clarus. Other than as set forth in the table below, we did not pay any compensation or make any equity awards to our non-employee
directors during 2021, and Blue Water did not pay any compensation to its non-employee
directors prior to completion of the Business Combination. Dr. Dudley, our President and Chief Executive Officer, did not receive any additional compensation for his services on the Board. The compensation received by Dr. Dudley is set forth in “2021 Summary Compensation Table.” Mr. Zisson, a director and the chairperson of our compensation committee, waived all compensation under the NED Policy and did not receive compensation from Legacy Clarus prior to completion of the Business Combination.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
John Amory (4)	15,489	18,374	29,311			63,174
Elizabeth Cermak (5)	20,136	18,374	29,311			67,821
Joseph Hernandez (6)	19,361	18,374	29,311			67,046
Kimberly Murphy (7)	27,106	18,374	29,311			74,791
Mark A. Prygocki (8)	20,136	18,374	29,311	115,310	(9)	183,131
Alex Zisson	—	—	—			—

(1)	The amounts reported represent the annual cash retainer and committee fees paid to or earned by each of our non-employee directors pursuant to our NED Policy.
(2)
The amounts reported represent the aggregate grant date fair value of the RSUs granted to our non-employee
directors during the year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 10 of our consolidated financial statements included in the Form
10-K.
The amounts reported in this column reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by our non-employee
directors from the vesting and settlement of the RSUs or any sale of the underlying shares of Common Stock.

(3)
The amounts reported represent the aggregate grant date fair value of the stock option awards granted to our non-employee
directors during the year ended December 31, 2021, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock option awards reported in this column are set forth in Note 10 of our consolidated financial statements included in the Form
10-K.
The amounts reported in this column reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by our non-employee
directors upon the exercise of the stock option awards or any sale of the underlying shares of Common Stock.

(4)	As of December 31, 2021, Mr. Amory held 9,610 outstanding stock options and 3,844 outstanding RSUs.
(5)	As of December 31, 2021, Ms. Cermak held 9,610 outstanding stock options and 3,844 outstanding RSUs.
(6)	As of December 31, 2021, Mr. Hernandez held 9,610 outstanding stock options and 3,844 outstanding RSUs.
(7)	As of December 31, 2021, Ms. Murphy held 9,610 outstanding stock options and 3,844 outstanding RSUs.
(8)	As of December 31, 2021, Mr. Prygocki held 9,610 outstanding stock options and 3,844 outstanding RSUs.
(9)
Represents amounts paid to Mr. Prygocki for service as an Executive Director for the period January 1, 2021 through May 15, 2021, consisting of $92,250 in cash compensation and $15,185 for medical insurance premiums. Mr. Prygocki also received consulting fees in the amount of $7,875 for assistance with business development activities after the conclusion of his duties as Executive Director. In connection with Mr. Prygocki’s appointment as an Executive Director in July 2020, the Board approved the following compensation to Mr. Prygocki: (i) a cash payment in an amount equal to 70% of our Chief Executive Officer’s salary, payable on a monthly basis, if Mr. Prygocki is not eligible for and has not elected coverage under our healthcare plans, (ii) a cash payment amount equal to 60% of our Chief Executive Officer’s salary, payable on a monthly basis, if Mr. Prygocki is eligible for and has elected coverage under our healthcare plans, and (iii) eligibility to receive an annual bonus in an amount of up to 60% of our Chief Executive Officer’s bonus, contingent upon achievement of certain performance measures as determined by the Board in its sole discretion. Accordingly, Mr. Prygocki earned a bonus in the amount of $110,656 for his 2020 performance, which amount is not included in the table above.

Compensation Risk Assessment
We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance
compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to us regarding the beneficial ownership of the Common Stock as of April 12, 2022, by:

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock;

•	each current named executive officer and director of the Company; and

•	all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provides that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership percentages set forth in the table below are based on 24,750,011 shares of Common Stock issued and outstanding as of April 12, 2022 and do not take into account the issuance of any shares of Common Stock upon the exercise of warrants that remain outstanding.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock. The business address of each of the persons and entities listed below is c/o Clarus Therapeutics Holdings, Inc., 555 Skokie Boulevard, Suite 340, Northbrook, Illinois 60062, unless otherwise indicated.

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Named Executive Officers
Kimberly Murphy	—	—
John Amory	—	—
Elizabeth A. Cermak	—	—
Joseph Hernandez(1)	1,302,500	5.3%
Mark A. Prygocki, Sr	—	—
Alex Zisson(2)	—	—
Robert E. Dudley	4,566	*
Richard Peterson	—	—
Frank Jaeger	—	—
All directors and executive officers as a group (9 individuals)	1,307,066	5.3%
Five Percent Holders:
Entities affiliated with H.I.G. BioVentures(2)	5,692,381	23.0%
Entities affiliated with Thomas, McNerney & Partners(3)	5,498,571	22.2%
CBC SPVI Ltd.(4)	3,602,287	14.6%
Armistice Capital Master Fund Ltd.(5)	2,452,376	9.9%
Entities affiliated with Bracebridge Capital, LLC(6)	2,002,495	8.1%
Blue Water Sponsor LLC(1)	1,302,500	5.3%

*	Less than 1%

(1)
Joseph Hernandez, a member of the Board, is the managing member of Blue Water Sponsor LLC, and as such may be deemed to have sole voting and investment discretion with respect to the securities held by Blue Water Sponsor LLC.

(2)
Information herein is based on the Schedule 13D filed with the SEC on September 21, 2021 by H.I.G. Bio - Clarus I, L.P. (“H.I.G. I LP”), H.I.G. Bio - Clarus II, L.P. (“H.I.G. II LP”), H.I.G. Ventures—Clarus, LLC (“H.I.G. LLC”), H.I.G.-GPII, Inc. (“H.I.G. GP” and together with H.I.G. I LP, H.I.G. II LP and H.I.G. LLC, the “H.I.G. Entities”), Anthony Tamer and Sami Mnaymneh. Consists of (i) 490,531 shares of Common Stock directly held by H.I.G. I LP, (ii) 2,470,756 shares of Common Stock directly held by H.I.G. II LP and (iii) 2,731,094 shares of Common Stock directly held by H.I.G. LLC. H.I.G. GP is the general partner of H.I.G. I LP, H.I.G. II LP and H.I.G. LLC, and Mr. Tamer and Mr. Mnaymneh serve as executive officers of H.I.G. GP. The H.I.G. Entities are owned by private funds advised by H.I.G. Capital, LLC, an SEC registered investment advisor, and its affiliates. Alex Zisson, a member of the Board, is a managing director of H.I.G. Capital LLC, but does not share voting and investment power with respect to the shares directly held by any of the H.I.G. Entities, and disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for the H.I.G. Entities, Mr. Tamer and Mr. Mnaymneh is 1450 Brickell Ave., 31st Floor, Miami, FL 33131.

(3)
Information herein is based on the Schedule 13D filed with the SEC on December 10, 2021 by James E. Thomas, Thomas, McNerney & Partners, LLC (“TMP LLC”), Thomas, McNerney & Partners II, LLC (“TMP II LLC”), Thomas, McNerney & Partners, L.P. (“TMP Partners”), Thomas, McNerney & Partners II, L.P. (“TMP Partners II”), TMP Nominee, LLC (“TMP Nominee”), TMP Nominee II, LLC (“TMP Nominee II”), TMP Associates, L.P. (“TMP Associates”) and TMP Associates II, L.P. (“TMP Associates II” and together with TMP LLC, TMP II LLC, TMP Partners, TMP Partners II, TMP Nominee, TMP Nominee II and TMP Associates, the “TMP Entities”). Consists of (i) 2,436,725 shares of Common Stock directly held by TMP Partners, (ii) 3,020,674 shares of Common Stock directly held by TMP Partners II, (iii) 8,383 shares of Common Stock directly held by TMP Nominee (iv) 19,970 shares of Common Stock held by TMP Nominee II, (v) 1,706 shares of Common Stock directly held by TMP Associates and (vi) 11,113 shares of Common Stock directly held by TMP Associates II. TMP LLC, the general partner of TMP Partners, TMP Partners II, TMP Associates and TMP Associates II, has voting and dispositive power over the shares held by TMP Partners, TMP Partners II, TMP Associates and TMP Associates II. In addition, each of TMP Nominee and TMP Nominee II has entered into an agreement that it shall vote and dispose of securities in the same manner as directed by TMP LLC with respect to the shares held by TMP Partners and TMP Associates and as directed by TMP II LLC with respect to shares held by TMP Partners II and TMP Associates II. James Thomas is manager of TMP LLC and TMP II LLC, and of TMP Nominee and TMP Nominee II. He disclaims beneficial ownership of the shares owned by TMP Partners, TMP Partners II, TMP Nominee, TMP Nominee II, TMP Associates and TMP Associates II. The address for Mr. Thomas and the TMP Entities is 12527 Central Avenue NE, #297, Minneapolis, MN 55434.

(4)
Information herein is based on the Schedule 13G filed with the SEC on September 24, 2021 by
C-Bridge,
C-Bridge
Healthcare Fund, L.P.
(“C-Bridge
Fund”),
C-Bridge
Healthcare Fund GP, L.P.
(“C-Bridge
Fund GP”),
C-Bridge
Capital GP, Ltd.
(“C-Bridge
GP” and together with CBC,
C-Bridge
Fund and
C-Bridge
Fund GP, the
“C-Bridge
Entities”) and Wei Fu. Shares of Common Stock are directly held by CBC. CBC is wholly owned by
C-Bridge
Fund, which is controlled by its general partner,
C-Bridge
Fund GP, which is controlled by its general partner,
C-Bridge
GP, which is controlled by Mr. Fu, serving as its director.
C-Bridge
Fund,
C-Bridge
Fund GP,
C-Bridge
GP and Mr. Fu may be deemed to beneficially own the securities owned by the entities which they control. The address for Mr. Fu and the
C-Bridge
Entities is Suites 3306-3307, Two Exchange Square, 8 Connaught Place, Central, Hong Kong.

(5)
Based on the Schedule 13G filed with the SEC on February 15, 2022 by Armistice Capital, LLC (“Armistice Capital”) and Steven Boyd. Consists of 2,452,376 shares of Common Stock directly held by Armistice Capital Master Fund Ltd, a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, as the investment manager of the Master Fund and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein. The address of Master Fund is c/o Armistice Capital, LLC, 510 Madison Ave, 7th Floor, New York, NY 10022.

(6)
Information herein is based on the Schedule 13G/A filed with the SEC on February 14, 2022 by FFI Fund Ltd., FYI Ltd., Olifant Fund, Ltd. (collectively, the “Bracebridge Funds”) and Bracebridge Capital, LLC. Consists of (i) 1,461,822 shares of Common Stock held by FFI Fund Ltd., (ii) 280,349 shares of Common Stock held by FYI Ltd. and (iii) 260,324 shares of Common Stock held by Olifant Fund, Ltd. Bracebridge Capital, LLC is the investment manager of each of the Bracebridge Funds, and has the authority to vote and dispose of all of the shares reflected herein. The business address of the Bracebridge Funds and Bracebridge Capital, LLC is 888 Boylston St., 15th Floor, Boston, MA 02199.

Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to the shares of Common Stock that may be issued under our existing equity compensation plans, consisting of the Clarus Therapeutics Holdings, Inc. 2021 Stock Option and Incentive Plan, or the 2021 Plan, and the Clarus Therapeutics Holdings, Inc. 2021 Employee Stock Purchase Plan, or the 2021 ESPP.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, RSU, warrants and rights		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column
Equity compensation plans approved by security holders(1)	1,516,970	(2)	$4.78	(3)	2,305,530	(4)(5)
Equity compensation plans not approved by security holders	—		—		—
Total	1,516,970		$4.78		2,305,530

(1)	The equity compensation plans approved by stockholders consist of the 2021 Plan and the 2021 ESPP.
(2)	Includes 433,420 shares of common stock subject to outstanding RSUs.
(3)	The calculation excludes 433,420 shares of common stock subject to outstanding RSUs. Such shares will be issued at the time the RSUs vest, without any cash consideration payable for those shares.
(4)	As of December 31, 2021, there were 1,958,030 shares available for grant under the 2021 Plan and 347,500 shares available for grants under the 2021 ESPP.
(5)
The 2021 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2021 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31; or (ii) such lesser amount as determined by the plan administrator. Additionally, the 2021 ESPP provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2021 ESPP on January 1 of each year, starting on January 1, 2022 by the lesser of (i) 347,500 shares of common stock, (ii) 1.0% of the outstanding number of shares of the Common Stock on the immediately preceding December 31, or (iii) such lesser amount as determined by the plan administrator.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following includes a summary of transactions since January 1, 2020 to which we have been a party in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of our average total assets at year-end
for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Director Compensation - 2021 Director Compensation Table” and “Executive Compensation - Summary Compensation Table.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Amended and Restated Registration Rights Agreement
In connection with the closing of the Merger Closing, we entered into the Registration Rights Agreement (the “A&R Registration Rights Agreement”) with certain persons and entities holding securities of Clarus and certain persons and entities receiving Common Stock pursuant to the Merger Agreement.
Pursuant to the A&R Registration Rights Agreement, we had an obligation to file a registration statement under the Securities Act covering the resale of (i) shares of Common Stock held by Blue Water Sponsor LLC (the “Sponsor”) or issuable to the Sponsor upon conversion or exercise of other Company securities held by it, and (ii) shares of Common Stock issuable to the Legacy Clarus securityholders party thereto in the Merger. Accordingly, we filed a registration statement on Form
S-1
on September 30, 2021, which was declared effective on October 7, 2021 (the “Resale Registration Statement”). Either the Sponsor or a majority of the Legacy Clarus securityholders party to the A&R Registration Rights Agreement holding registrable securities are entitled to make a written demand for registration under the Securities Act of all or part of their registrable securities. Subject to certain exceptions, if at any time we propose to file a registration statement under the Securities Act with respect to our securities, under the A&R Registration Rights Agreement we are required to give notice to the other parties thereto as to the proposed filing and offer them the opportunity to register the sale of such number of registrable securities as they may request in writing. The A&R Registration Rights Agreement will terminate upon the earlier of (i) the fifth anniversary of the date of the A&R Registration Rights Agreement or (ii) the date as of which (A) all of the Registrable Securities (as defined therein) have been sold pursuant to a registration statement (but in no event prior to the applicable period referred to in Section 4(a)(3) of the Securities Act and Rule 174 thereunder (or any successor rule promulgated thereafter by the SEC)) or (B) the holders of all Registrable Securities are permitted to sell the Registrable Securities under Rule 144 (or any similar provision) under the Securities Act without limitation on the amount of securities sold or the manner of sale (the “Effectiveness Period”).
Stockholder
Lock-Up
Agreements
In connection with the Merger Closing, we entered into
Lock-Up
Agreements with certain significant Legacy Clarus stockholders (each, a “Stockholder
Lock-Up
Agreement”). Pursuant to the Stockholder
Lock-Up
Agreements, each Legacy Clarus stockholder party thereto agreed not to, during the period commencing from the Merger Closing and ending 180 days after the date of the Merger Closing (subject to early release if we consummate a liquidation, merger, capital stock, reorganization exchange or other similar transaction with an unaffiliated third party that results in all of our stockholders having the right to exchange their equity holdings for cash, securities or other property): (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Stockholder
Lock-Up
Agreement).

Lender
Lock-Up
Agreements
In connection with the Merger Closing, we entered into
Lock-Up
Agreements with certain Legacy Clarus noteholders (the “Lenders”) (each, a “Lender
Lock-Up
Agreement”). Pursuant to the Lender
Lock-Up
Agreements, each Lender party thereto agreed not to, during the period commencing from the Merger Closing and ending 180 days after the date of the Merger Closing (subject to early release if we consummate a liquidation, merger, capital stock, reorganization exchange or other similar transaction with an unaffiliated third party that results in all of the stockholders having the right to exchange their equity holdings for cash, securities or other property): (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lender
Lock-Up
Agreement). However, during the second half of the
lock-up
period (the
“Leak-Out
Period”), each Lender is able to engage in limited transfers of restricted securities that would otherwise be prohibited by the lock-up,
up to a daily maximum volume based on the number of restricted securities held by such Lender at the commencement of the
Leak-Out
Period prorated to the number of trading days in the
Leak-Out
Period, with the ability to cumulate unused daily volume limits over a maximum period of five trading days.
Indebtedness
At the Effective Time, certain of Legacy Clarus’ senior secured noteholders were given Common Stock (which included 405,000 shares of Common Stock that were allocated to the senior secured noteholders pursuant to a share allocation agreement, of which 270,000 shares were reallocated from Legacy Clarus equity holders and 135,000 shares were transferred from the Sponsor) in exchange for $10.0 million of principal on the senior secured notes and certain royalty rights. For additional information, see Note 8 and Note 15 to our consolidated financial statements included in the Form
10-K.
Legacy Clarus Support Agreements
Simultaneously with the execution of the Merger Agreement, Blue Water and Legacy Clarus entered into support agreements (the “Clarus Support Agreements”) with certain significant stockholders of Legacy Clarus holding in the aggregate approximately 70.0% of Legacy Clarus’s outstanding capital stock. Pursuant to the Clarus Support Agreement, each such stockholder agreed, among other things, to vote all of its shares of Legacy Clarus stock in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and the other matters submitted to Legacy Clarus stockholders for their approval, and provide a proxy to Blue Water to vote such Legacy Clarus stock accordingly. The Clarus Support Agreement prevents transfers of the Clarus stock held by such stockholder between the date of the Clarus Support Agreement and the date of the Merger Closing, except for certain permitted transfers where the recipient also agrees to comply with the Clarus Support Agreement.
Sponsor Support Agreement
Simultaneously with the execution of the Merger Agreement, Blue Water and Legacy Clarus entered into a support agreement (the “Sponsor Support Agreement”) with the Sponsor. Under the Sponsor Support Agreement, the Sponsor agreed that it would abide by its undertakings in that certain letter agreement dated December 15, 2020, by and among Blue Water and its officers, its directors and the Sponsor filed as Exhibit 10.1 to Blue Water’s Current Report on Form
8-K
filed with the SEC on December 21, 2020 (the “Insider Letter”), including voting its Blue Water shares in favor of the Merger Agreement and the Business Combination and not redeeming such shares in connection with the Merger, and that in the event of a transfer of its shares permitted under the Insider Letter, the Sponsor ensures that the transferee agrees to be bound by the restrictions in the Sponsor Support Agreement. The Sponsor also agreed in connection with the Merger to waive its anti-dilution right pursuant to Article IV, Section 4.3(b)(ii) of the Blue Water Charter. Blue Water undertook to enforce the Sponsor’s obligations under the Insider Letter.

Armistice Waiver Warrants
We issued Master Fund, a beneficial owner of more than 5% of the Common Stock and an institutional accredited investor, in private placement pursuant to Section 4(a)(2) of the Securities Act, concurrent with the closing of our April 2022 underwritten public offering,
5-year
warrants to acquire an aggregate 1,300,000 shares of Common Stock at an initial exercise price of $1.80 per share. We issued the warrants to Master Fund in connection with its waiver of the prohibition on “Variable Rate Transactions” provided in the Securities Purchase Agreement dated December 3, 2021 that would otherwise have limited our ability to issue the Class A Warrants in the offering with the anti-dilution price protection terms contemplated therein. The initial exercise price in these private placement warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock, as well as certain issuances of equity securities at an effective price per share lower than the then applicable exercise price per share. Accordingly, the initial exercise price was reduced to $1.10 immediately upon issuance. We have also agreed to register for resale the shares issuable upon exercise of these private placement warrants. The approval of the agreement to issue warrants to Master Fund, a Related Person for purposes of our Related Person Transaction Policy, was approved by a committee of our board of directors pursuant to such policy.
Blue Water Related Person Transactions
Founder Shares
On June 30, 2020, Blue Water issued an aggregate of 1,437,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of Blue Water’s IPO. The Founder Shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Placement Warrants
On December 17, 2020, the Sponsor purchased an aggregate of 3,445,000 warrants (the “Placement Warrants”) for a purchase price of $1.00 per warrant, for an aggregate purchase price of $3,445,000, in a placement that occurred simultaneously with the closing of Blue Water’s IPO. Each Placement Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per share. The Placement Warrants (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Administrative Support Services
Commencing December 2020, we paid the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Merger, Blue Water ceased paying these monthly fees.
Related Party Loans
Prior to the consummation of Blue Water’s IPO, the Sponsor loaned us approximately $157,000 under an unsecured promissory note, which were used for a portion of the expenses of the IPO. The loan was non-interest
bearing and unsecured and was repaid in full on December 17, 2020 out of the offering proceeds that were allocated to the payment of offering expenses (other than underwriting commissions).
Legacy Clarus Related Person Transactions
Sales and Purchases of Securities
2018 Note Financings
On February 13, 2018, Legacy Clarus entered into a note purchase agreement (the “February Notes”) pursuant to which its existing investors committed to purchase convertible promissory notes.
On August 16, 2018, Legacy Clarus entered into a note purchase agreement (the “August Notes”, and together with the February Notes, the “Notes”), pursuant to which its existing investors committed to purchase convertible promissory notes. The August Notes were amended on June 7, 2019, March 17, 2021 and April 26, 2021 to allow for subsequent closings and certain mandatory conversion rights.

The Notes are subject to certain mandatory conversion rights such that if the conditions are met, the Notes shall convert to Mandatory Conversion Stock (as defined in the August Notes). Further, in the event of a SPAC Transaction (as defined in the August Notes), if the August Notes have not been previously converted, the note holder will receive the number of shares of common stock of the SPAC Acquirer (as defined in the August Notes) equal to the quotient obtained by dividing (A) the outstanding principal balance of the August Note and any interest accrued and unpaid as of immediately prior to the SPAC Transaction by (B) (i) if the August Notes was issued prior to April 2021, $10.20, or (ii) if the August Notes were issued in or after April 2021, $10.00.
The following table summarizes the aggregate participation in the Notes beginning January 1, 2018 by any of Clarus’s directors, executive officers, holders of more than 5% of Clarus’s voting securities, or any member of the immediate family of the foregoing persons.

Name and Date of Issuance	Aggregate Principal
February Notes
February 13, 2018
Entities affiliated with Thomas, McNerney & Partners(1)	$1,654,756.18
Entities affiliated with H.I.G. BioVentures(2)	$783,554.49
CBC SPVI Ltd(3)	$876,618.82

August Notes
Initial 2018 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$1,946,771.98
Entities affiliated with H.I.G. BioVentures(2)	$1,727,269.09
CBC SPVI Ltd(3)	$1,031,316.26
First Subsequent 2019 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$3,893,543.96
Entities affiliated with H.I.G. BioVentures(2)	$3,454,538.18
CBC SPVI Ltd(3)	$2,062,632.52
Second Subsequent 2019 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$1,946,774.98
Entities affiliated with H.I.G. BioVentures(2)	$1,727,269.09
CBC SPVI Ltd(3)	$1,031,316.52
Third Subsequent 2019 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$1,946,774.98
Entities affiliated with H.I.G. BioVentures(2)	$1,727,269.09
CBC SPVI Ltd(3)	$1,031,316.26
First Subsequent 2021 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$2,920,157.98
Entities affiliated with H.I.G. BioVentures(2)	$2,590,903.63
CBC SPVI Ltd(3)	$1,546,974.38
Second Subsequent 2021 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$2,133,681.77
Entities affiliated with H.I.G. BioVentures(2)	$1,413,053.83
CBC SPVI Ltd(3)	$1,130,333.05
Third Subsequent 2021 Closing
Entities affiliated with Thomas, McNerney & Partners(1)	$1,160,295.79
Entities affiliated with H.I.G. BioVentures(2)	$549,419.29
CBC SPVI Ltd(3)	$614,674.90

(1)	James E. Thomas is a partner at Thomas, McNerney & Partners and was a member of Legacy Clarus’s board of directors.
(2)	Bruce C. Robertson, Ph.D. and Alex Zisson are managing directors at H.I.G. BioHealth Partners and were members of Legacy Clarus’s board of directors. Alex Zisson is a member of the Board.
(3)	Mengjiao Jiang is a managing partner at C-Bridge Capital Partners and was a member of Legacy Clarus’s board of directors.

Indemnification Agreements
Legacy Clarus entered into indemnification agreements with each of its directors. These agreements, among other things, required Legacy Clarus to indemnify each director to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of Legacy Clarus, arising out of the person’s services as a director.
In connection with the Business Combination, we entered into new agreements to indemnify our directors and executive officers. These agreements require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on our behalf or that person’s status as a member of the Board to the maximum extent allowed under Delaware law.
Policies for Approval of Related Person Transactions
We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.
A “Related Person Transaction” is any transaction involving over $120,000 in which the Company is a participant and a Related Person has a direct or indirect material interest; provided, however, that if the Company is a “smaller reporting company” such threshold shall be the lesser of (x) $120,000 or (y) 1% of the average of the Company’s total assets at year-end
for the last two completed fiscal years. A “Related Person” means:

•	any director or executive officer of the Company;

•	any director nominee;

•	security holders known to the Company to beneficially own more than 5% of any class of the Company’s voting securities, and

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law,
father-in-law,
daughter-in-law,
brother-in-law
or
sister-in-law
of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of its voting stock.

We have designed these policies and procedures to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee of the Board will have the responsibility to review related party transactions.
Employment Arrangements
We have entered into employment arrangements with each of our executive officers. In 2020, Legacy Clarus’s board of directors requested an expansion of board duties in turn for compensation with one of its current directors. For more information regarding these agreements with Clarus’s executive officers and directors, please see “Item 11 – Executive Compensation – Agreements with our Named Executive Officers”.
Independence of the Board of Directors
Each of the directors on the Board, other than Dr. Dudley, qualify as independent directors, as defined under the listing rules of The Nasdaq Stock Market LLC, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed herein.

Item 14. Principal Accounting Fees and Services
The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 by RSM US LLP (“RSM”), our independent registered public accounting firm.

	Fiscal year ended
	2021	2020
Audit Fees	$452,000	$293,000
Audit-related Fees	184,000	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$636,000	$293,000

Audit Fees
. This category consists of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form
10-Q
and fees related to our initial public offering including comfort letters and consents.
Audit-Related Fees
. This category principally consists of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.
Tax Fees
. This category consists of fees for tax compliance, advice and tax services.
All Other Fees
. There were no other fees for fiscal years 2021 and 2020.
Audit Committee
Pre-approval
Policy and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit
services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit
services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval
procedure described below.

From time to time, our audit committee may
pre-approve
specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval
details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
During our 2021 and 2020 fiscal years, no services were provided to us by RSM US LLP other than in accordance with the pre-approval
policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(b) Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1 filed by the Registrant on April 11, 2022).

2.1+	Agreement and Plan of Merger, dated as of April 27, 2021, by and among Blue Water, Blue Merger Sub and Legacy Clarus (incorporated by reference to Annex A to the Proxy Statement/Prospectus filed by the Registrant on July 23, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A1, filed by Blue Water Acquisition Corp. on November 30, 2020).

4.2	Form of Class A Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed by the Registrant on April 11, 2022).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by the Registrant on April 11, 2022).

4.4	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed by the Registrant on April 11, 2022).

4.5	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

10.1	Transaction Support Agreement, dated of April 27, 2021 by and among the Company, Legacy Clarus and the Legacy Clarus securityholders party thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by Blue Water on May 3, 2021).

10.2	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.3	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.4	Employment Agreement, dated September 9, 2021, by and between Clarus Therapeutics, Inc. and Robert E. Dudley (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.5	Employment Agreement, dated September 9, 2021, by and between Clarus Therapeutics, Inc. and Richard Peterson (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.6	Employment Agreement, dated September 9, 2021, by and between Clarus Therapeutics, Inc. and Steven A. Bourne (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.7	Employment Agreement, dated September 9, 2021, by and between Clarus Therapeutics, Inc. and Frank Jaeger (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.8	Clarus Therapeutics Holdings, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed by the Registrant on September 30, 2021).

10.9	Forms of Award Agreements under the 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.10	Clarus Therapeutics Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed by the Registrant on September 30, 2021).

10.11	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed by the Registrant on December 17, 2021).

10.12	Office Lease, dated August 18, 2011 by and between Clarus Therapeutics, Inc. and MJH Northbrook LLC, as amended (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.13	Ninth Amendment to Office Lease dated as of December 17, 2021, by and between Clarus Therapeutics, Inc. and MJH Northbrook LLC (incorporated by reference to Exhibit 10.13 to the initial filing of this Registration Statement on December 17, 2021).

10.14	Form of Warrant to Purchase Stock, issued April 2013, as amended (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.15†	Base Indenture, dated March 12, 2020 by and between Clarus Therapeutics, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.16	Supplemental Indenture No. 1, dated May 27, 2021 by and between Clarus Therapeutics, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on July 19, 2021).

10.17	Supplemental Indenture No. 2, dated September 9, 2021 by and between Clarus Therapeutics, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.18	Supplemental Indenture No. 3, dated September 28, 2021 by and between Clarus Therapeutics, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on September 29, 2021).

10.19	Softgel Commercial Manufacturing Agreement, dated July 3, 2009 by and between Clarus Therapeutics, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.20	Amendment No. 1 to Softgel Commercial Manufacturing Agreement, dated October 23, 2012 by and between Clarus Therapeutics, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.21	Amendment No. 2 to Softgel Commercial Manufacturing Agreement, dated November 12, 2012 by and between Clarus Therapeutics, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.22	Amendment No. 3 to Softgel Commercial Manufacturing Agreement, dated June 5, 2017 by and between Clarus Therapeutics, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.23	Commercial Packaging Agreement, dated June 26, 2014 by and between Clarus Therapeutics, Inc. and Packaging Coordinators, LLC (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.24	First Amendment to Commercial Packaging Agreement, dated January 14, 2019, by and between Clarus Therapeutics, Inc. and Packaging Coordinators, LLC (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4/A filed by Blue Water Acquisition Corp. on June 25, 2021).

10.25	Registration Rights Agreement, dated September 9, 2021, by and among the Company, Blue Water Sponsor LLC and Legacy Clarus securityholders party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

10.26	Form of Stockholder Lock-Up Agreement by and between the Company and the stockholder of Legacy Clarus party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Blue Water on May 3, 2021 and also included as Exhibit I to Annex A to the Proxy Statement/Prospectus).

10.27	Form of Lender Lock-Up Agreement by and between the Company and the noteholder of Legacy Clarus party thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by Blue Water on May 3, 2021 and also included as Exhibit J to Annex A to the Proxy Statement/Prospectus).

10.28	Warrant Agreement, dated December 15, 2020, by and between Blue Water Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Blue Water Acquisition Corp. on December 21, 2020).

10.29	Promissory Note, dated June 30, 2020, issued to Blue Water Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, filed by Blue Water Acquisition Corp. on September 3, 2020).

10.30	Letter Agreement, dated December 15, 2020, by and among Blue Water Acquisition Corp., its officers, directors and Blue Water Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Blue Water Acquisition Corp. on December 21, 2020).

10.31	Securities Subscription Agreement, dated June 30, 2020, between Blue Water Acquisition Corp. and Blue Water Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, filed by Blue Water Acquisition Corp. on September 3, 2020).

10.32	Private Placement Warrant Purchase Agreement, dated December 15, 2020, between Blue Water Acquisition Corp. and Blue Water Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by Acquisition Corp. on December 21, 2020).

10.33	Securities Purchase Agreement, dated December 3, 2021, among the Company and each purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 7, 2021).

10.34	Form of PIPE Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 7, 2021).

10.35	Form of PIPE Common Funded Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on December 7, 2021).

10.36	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed by the Registrant on April 11, 2022).

16.1	Marcum’s Letter to the Securities and Exchange Commission, dated September 15, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on September 15, 2021).

21.1	List of Subsidiaries of Clarus Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed by the Registrant on September 30, 2021).

23.1	Consent of RSM US LLP, independent registered public accounting firm of the registrant (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

24.1	Power of Attorney (included on signature page of the Form 10-K as filed March 31, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (incorporated by reference to Exhibit 104 to the Annual Report on Form 10-K filed by the Registrant on March 31, 2022).

*	Filed herewith.
**
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Amendment No. 1 to the Annual Report on Form
10-K and
will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

†
Certain of the exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation
S-K.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2022	By:	/s/ Robert E. Dudley
	Name:	Robert E. Dudley, Ph.D.
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Dudley	President, Chief Executive Officer, and Director (Principal Executive Officer)	April 27, 2022
Robert E. Dudley, Ph.D.

/s/ Richard Peterson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 27, 2022
Richard Peterson

*	Chairman of the Board	April 27, 2022
Kimberly Murphy

*	Director	April 27, 2022
John Amory

*	Director	April 27, 2022
Elizabeth Cermak

*	Director	April 27, 2022
Joseph Hernandez

*	Director	April 27, 2022
Mark Prygocki

*	Director	April 27, 2022
Alex Zisson

By:	/s/ Robert E. Dudley
Robert E. Dudley, Ph.D.
As Attorney-in-Fact