Form 10-Q
period 2022-06-30
Clarus Therapeutics Holdings, Inc.
filed 2022-08-19
CIK 1817944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(847)
562-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.0001 per share	CRXT	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock at an exercise price of $11.50 per share	CRXTW	The Nasdaq Stock Market LLC
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 1
7
, 2022, there were 52,020,731 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

•	our ability to continue as a going concern and to obtain capital to fund our business, as well as the potential changes in our business if we are not able to obtain necessary funding.

•	our announced workforce reduction, and its related costs and effect on our business;

•	our ability to successfully commercialize and market JATENZO and any future product candidates, if approved, and the timing of any commercialization and marketing efforts;

•	the potential market size, opportunity and growth potential for JATENZO and any future product candidates, if approved;

•	the benefits of testosterone replacement therapy, or TRT, in certain populations, patients’ drug administration preferences and acceptance of JATENZO by physicians and patients;

•	our ability to successfully complete a strategic alternative review process and the timing of such process regarding a potential transaction;

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

•
We have incurred significant operating losses and there is substantial doubt about our ability to continue as a going concern, which is affecting our ability to obtain future financing and may require us to further curtail our operations. We will need to raise additional capital and restructure our indebtedness to support our operations. This additional funding may not be available on acceptable terms or at all. Failure to obtain this necessary capital or address our liquidity needs may force us to further delay, limit or terminate our operations, make further reductions in our workforce, discontinue our commercialization efforts for JATENZO as well as other development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

•
We have significant indebtedness and servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our operations to satisfy the financial covenants in our debt agreements. We may not receive a waiver of default for outstanding indebtedness for which we may be in default in the future.

•	Our planned workforce reduction may not result in anticipated savings, and could result in total costs and expenses that are greater than expected and could disrupt our business.

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
Testosterone, or T, is a Schedule III
(non-narcotic)
substance under the Controlled Substances Act and any failure to comply with this Act or its state equivalents would have a negative impact on our business.

•	If coverage and reimbursement for JATENZO are limited, it may be difficult for us to profitably sell JATENZO.

•
Our market is subject to intense competition and recently another oral TRT was approved. If we are unable to compete effectively, our opportunity to generate revenue from the sale of JATENZO will be impaired.

•	If we are unable to obtain or protect intellectual property rights related to JATENZO, we may not be able to compete effectively in our market.

•	We may be involved in lawsuits and proceedings to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

•	We have identified material weaknesses in our internal control over financial reporting, and we may identify future material weaknesses in our internal control over financial reporting.

•	We will need to grow our company, and we may encounter difficulties in managing this growth, which could disrupt our operations.

•	Our future success depends on our ability to retain our key employees, and with our recent workforce reduction, we may not be able to attract, retain and motivate qualified personnel.

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CLARUS THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,173	$26,415
Accounts receivable, net	8,705	6,341
Inventory, net	16,805	14,214
Prepaid expenses	4,197	4,673

Total current assets	48,880	51,643
Property and equipment, net	60	65

Total assets	$48,940	$51,708

Liabilities and stockholders’ deficit
Current liabilities:
Senior notes payable	$40,505	$42,269
Accounts payable	8,488	13,945
Accrued expenses	9,834	8,261
Deferred revenue	2,979	1,585

Total current liabilities	61,806	66,060
Derivative warrant liability	197	1,567

Total liabilities	62,003	67,627
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Preferred stock, $ 0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $ 0.001 par value; 500,000,000 and 125,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 52,020,731 and 24,025,817 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	5	2
Additional paid-in capital	334,151	305,734
Accumulated deficit	(347,219)	(321,655)

Total stockholders’ deficit	(13,063)	(15,919)

Total liabilities and stockholders’ deficit	$48,940	$51,708

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARUS THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product revenue	$4,050	$2,779	$8,061	$5,109
Cost of product sales	1,160	554	1,823	921

Gross profit	2,890	2,225	6,238	4,188
Operating expenses:
Sales and marketing	6,688	9,530	17,418	17,467
General and administrative	5,625	5,327	10,910	8,932
Research and development	1,229	606	2,110	1,817

Total operating expenses	13,542	15,463	30,438	28,216

Loss from operations	(10,652)	(13,238)	(24,200)	(24,028)
Other (expense) income, net:
Change in fair value of warrant liability	728	—	1,370	—
Interest income	—	—	1	—
Interest expense	(2,020)	(4,877)	(3,985)	(9,517)
Litigation settlement	1,250	—	1,250	—

Total other (expense) income, net	(42)	(4,877)	(1,364)	(9,517)

Net loss before income taxes	(10,694)	(18,115)	(25,564)	(33,545)
Provision for income taxes	—	—	—	—

Net loss	(10,694)	(18,115)	(25,564)	(33,545)
Accretion of preferred stock	—	(3,798)	—	(7,737)

Net loss attributable to common stockholders – basic and diluted	$(10,694)	$(21,913)	$(25,564)	$(41,282)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.24)	$—	$(0.75)	$—

Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	44,229,097	—	34,271,291	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLARUS THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	24,025,817	$2	$305,734	$(321,655)	$(15,919)
Issuance of shares in connection with exercise of pre-funded warrants	—	—	724,194	—	—	—	—
Stock-based compensation	—	—	—	—	432	—	432
Net income (loss)	—	—	—	—	—	(14,870)	(14,870)

Balance at March 31, 2022	—	—	24,750,011	2	306,166	(336,525)	(30,357)

Issuance of shares in connection with the April 2022 Equity Offering, net of issuance costs	—	—	27,270,720	3	27,534	—	27,537
Stock-based compensation	—	—	—	—	451	—	451
Net income (loss)	—	—	—	—	—	(10,694)	(10,694)

Balance at June 30, 2022	—	$—	52,020,731	$5	$334,151	$(347,219)	$(13,063)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020 (as previously reported)	36,756,498	$198,195	870,263	$1	$—	$(325,781)	$(325,780)
Retroactive application of the recapitalization due to the Business Combination (Note 3)	—	—	(870,263)	(1)	—	1	—

Adjusted balance at December 31, 2020	36,756,498	198,195	—	—	—	(325,780)	(325,780)
Conversion of convertible notes payable into Series D redeemable convertible preferred stock	747,451	3,360	—	—	—	—	—
Conversion of Series D redeemable convertible preferred stock into common stock (1)	(2,630,585)	(11,829)	—	—	11,829	—	11,829
Accretion of redeemable convertible preferred stock to redemption value (1)	—	3,939	—	—	(3,939)	—	(3,939)
Stock-based compensation	—	—	—	—	176	—	176
Net income (loss)	—	—	—	—	—	(15,429)	(15,429)

Balance at March 31, 2021	34,873,364	193,665	—	—	8,066	(341,209)	(333,143)

Accretion of redeemable convertible preferred stock to redemption value (1)	—	3,798	—	—	(3,798)	—	(3,798)
Stock-based compensation	—	—	—	—	177	—	177
Net income (loss)	—	—	—	—	—	(18,115)	(18,115)

Balance at June 30, 2021	34,873,364	$197,463	—	$—	$4,445	$(359,324)	$(354,879)

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

CLARUS THERAPEUTICS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(25,564)	$(33,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to debt financing and royalty obligation, net of payment	(1,765)	6,392
Settlement of interest with payment-in-kind note	—	3,125
Change in fair value of warrant liability	(1,370)	—
Stock-based compensation expense	883	353
Depreciation	14	12
Changes in operating assets and liabilities:
Accounts receivable	(2,364)	(1,828)
Inventory	(2,591)	(3,903)
Prepaid expenses	476	(142)
Accounts payable	(5,457)	1,357
Accrued expenses	1,574	6,369
Deferred revenue	1,395	(125)

Net cash used in operating activities	(34,769)	(21,935)
Investing activities
Purchases of property and equipment	(10)	(20)

Net cash used in investing activities	(10)	(20)
Financing activities
Proceeds from issuance of convertible notes payable	—	20,000
Proceeds from issuance of senior notes payable	—	5,000
Proceeds from issuance of equity and pre-funded warrants, net of issuance costs	27,857	—
Payment of equity issuance costs	(320)	—

Net cash provided by financing activities	27,537	25,000

Net (decrease) increase in cash and cash equivalents	(7,242)	3,045
Cash and cash equivalents – beginning of period	26,415	7,233

Cash and cash equivalents – end of period	$19,173	$10,278
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,750	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock to redemption value, including dividends on preferred stock	$—	$7,737

Conversion of convertible notes payable into Series D redeemable convertible preferred stock	$—	$3,360

Conversion of Series D redeemable convertible preferred stock into common stock	$—	$11,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business Operations
Clarus Therapeutics Holdings, Inc. (together with its consolidated subsidiary, the “Company” or “Clarus”) formerly known as Blue Water Acquisition Corp. (“Blue Water”), was incorporated in Delaware on May 22, 2020 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The registration statement for the Company’s Initial Public Offering (“IPO”) was declared effective on December 15, 2020. On December 17, 2020, the Company consummated its IPO of 5,750,000

units (each unit representing a share of common stock and a warrant to purchase a share of common stock (the “IPO warrants”)), includin
g 750,000 additional Units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $57.5 million, and incurring offering costs of approximately $3.7 million, of which approximately $2.0 million was for deferred underwriting commissions. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 3,445,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to Blue Water Sponsor LLC (the “Sponsor”), generating proceeds of approximately $3.4 million. Upon the closing of the IPO and the Private Placement, approximately $58.7 million ($10.20 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
In April 2022, the Company issued and sold 27,270,720 units in an underwritten public equity offering at a public purchase price of $1.10 per unit, resulting in net proceeds of $27.5 million, after deducting underwriting discounts and commissions and offering expenses. Each unit consisted of one share of common stock (or one pre-funded
warrant in lieu thereof), and a five-year “Class A” warrant to purchase one share of common stock at an exercise price of $1.10 per share. In connection with such offering, the Company issued an institutional accredited investor and beneficial owner of more than 5% of its common stock, warrants to acquire 1,300,000 shares of its common stock at an initial exercise price of $1.80 per share. The Company issued the warrants in connection with a waiver of the prohibition on “Variable Rate Transactions” provided in the Securities Purchase Agreement dated December 3, 2021 that would otherwise limit its ability to issue the Class A Warrants in this offering with the anti-dilution price protection terms provided therein.
In June 2022, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock from 125,000,000 to 500,000,000.
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
At the effective time of the Merger (the “Effective Time”), shares of Legacy Clarus’s Series D redeemable convertible preferred stock (“Series D Preferred Stock”) issued and outstanding and all principal and accrued interest under Legacy Clarus’s convertible notes immediately prior to the Effective Time converted into 13,431,410 shares of the Company’s common stock at a price of $10.20 per share. Additionally, $10.0 million of debt related to Legacy Clarus’ senior secured notes, including certain royalty rights was exchanged for an aggregate of 1,500,000 shares of the Company’s common stock. Further, under a share allocation agreement entered into by Blue Water and Legacy Clarus on September 1, 2021, as part of the Merger, an additional 405,000 shares of the Company’s common stock were allocated to the senior secured noteholders (as further described in Note 3,
Business Combination
, which included 270,000 shares reallocated to the senior secured note holders from Legacy Clarus’s equity holders and 135,000 shares from the Blue Water founder that were transferred from the Sponsor pursuant to the share allocation agreement. All unexpired, outstanding Series D Warrants (as defined below) of Legacy Clarus remained outstanding and became exercisable for shares of the Company’s common stock, subject to adjustment in accordance with the Merger exchange ratio.
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
Since its inception, Legacy Clarus has devoted substantially all its efforts to business planning, clinical development, commercial planning and raising capital. Legacy Clarus, and since the Merger, the Company has incurred significant losses from operation since inception and has an accumulated deficit of $347.2 million as of June 30, 2022. Further, as of June 30, 2022, the Company had a working capital deficit of $12.9 million. The Company expects to continue to generate operating losses for the foreseeable future and will need to raise additional capital to finance its future operations.
The Company is exploring strategic alternatives for the purpose of maximizing value for all of its stakeholders. The Company has been exploring, and expects to continue to explore various potential strategies, including but not limited to raising capital, restructuring indebtedness and identifying and evaluating potential strategic alternatives. There can be no assurance that these efforts will be successful, that the Company will be able to obtain financing on acceptable terms, or at all, or that the strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. The Company has announced that it is implementing plans to reduce spend, which include a reduction in staff, including field sales personnel, coupled with significant reductions in promotional and other operational spend. In addition, the Company is placing its pipeline product research and development activities on hold. The Company is continuing to evaluate all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, however the Company’s board of directors has not yet approved any strategic transaction. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or will lead to increased stakeholder value or that the Company will make any additional cash distributions to its stockholders.
As of June 30, 2022, the Company had cash and cash equivalents of $19.2 million with an accumulated deficit of $347.2 million and $40.5 million of senior notes payable. Management believes that the Company’s existing cash and cash equivalents of
$19.2

million as of June 30, 2022, along with revenue generated from sales of JATENZO, will fund the Company’s current estimated operating expenses (after implementation of its headcount reduction) and capital expenditure requirements into September 2022. If the Company is not able to restructure its indebtedness and obtain necessary capital, it may be required to discontinue its commercialization efforts for JATENZO, liquidate all or a portion of its assets and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations and repay indebtedness, as of the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2022, the Company has concluded that its current cash and cash equivalents will not be sufficient to fund its operating expenses, capital expenditure requirements and debt service payments for at least twelve months from the date that these condensed financial statements are available to be issued and that there is substantial doubt about the Company’s ability to continue as a going concern.
The accompanying
unaudited
condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. While the accompanying unaudited condensed consolidated financial statements have been prepared under the going concern basis of accounting, management will continue to evaluate and implement steps to enable the Company to operate as a going concern., Such steps will include a reduction in staff, a significant reduction in promotional and operational spend, and placing pipeline product research and development activities on hold.
Impact of the
COVID-19
Pandemic
The extent of the impact of the
COVID-19
pandemic on the Company’s business and operations remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, the emergence of variants of the virus, and the impact of the ongoing pandemic on the operations of our suppliers, vendors, and other third parties with which the Company does business, as well as its impact on regulatory authorities and its key scientific and management personnel. While the Company is experiencing limited financial impacts at this time, given the risks and uncertainties associated with the pandemic, the Company’s business, financial condition and results of operations ultimately could be materially adversely affected. The Company continues to closely monitor the
COVID-19
pandemic as it evolves its business continuity plans, clinical development plans and response strategy.
At this time, it is unknown how long the adverse conditions associated with the
COVID-19
pandemic will last and what the complete financial effect will be to the Company.
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month
period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022. The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the 2021 Form
10-K.
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
The below table includes a roll forward of the deferred revenue contract liability balance for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$1,980	$1,094	$1,585	$1,172
Amounts deferred	5,049	2,733	9,455	4,985
Revenue recognized	(4,050)	(2,779)	(8,061)	(5,109)

Ending Balance	$2,979	$1,048	$2,979	$1,048

Accounts Receivable, Net
Accounts receivables are stated at net realizable value. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers. The Company has recorded an allowance against its receivables of $0.2 million and $0.5 million as of June 30, 2022, and December 31, 2021, respectively.
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

4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$16,503	$16,503	$—	$—

Total assets	$16,503	$16,503	$—	$—

Liabilities
Private placement warrant liability	$197	$—	$—	$197

Total Liabilities	$197	$—	$—	$197

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$13,002	$13,002	$—	$—

Total assets	$13,002	$13,002	$—	$—

Liabilities
Private placement warrant liability	$1,567	$—	$—	$1,567

Total Liabilities	$1,567	$—	$—	$1,567

During the six months ended June 30, 2022, and the year ended December 2021, there were no transfers or reclassification between levels of financial assets and financial liabilities.
As of June 30, 2022, and
December 31, 2021, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment.
As of June 30, 2022, and December 31, 2021, the Company had Level 3 financial liabilities that were measured at fair value on a recurring basis. The Company’s warrant liabilities are carried at fair value, determined using Level 3 inputs in the fair value hierarchy. As of June 30, 2022 the warrant liabilities were valued at
$0.2 million, and as of December 31, 2021, the warrant liabilities were valued at $1.6 million.
The carrying amounts reported in the accompanying balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value based on the short-term nature of these instruments. The carrying value of long-term and short-term debt, taking into consideration debt discounts and related derivative instruments, is estimated to approximate fair value.
Warrant Liabilities
In conjunction with a previous loan agreement of Legacy Clarus that was fully paid in 2017, certain lenders were granted warrants (or the “Series D Warrants”), to purchase shares of Series D Preferred Stock. The Series D Warrants that were outstanding immediately prior to the Effective Time were converted into warrants to purchase 9,246 shares of the Company’s common stock at an exercise price of $29.74 per share and the expiration date remains April 9, 2023. Such warrants are liability classified in accordance with ASC 815.
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
The following table sets forth a summary of the assumptions used to estimate the fair value of the Private Placement Warrant Liability at June 30, 2022:

Fair value of underlying instrument	$0.38
Risk-free interest rate	3%
Expected term (in years)	4.19
Expected volatility	97.5%
Expected dividend yield	0%
The following table sets forth a summary of changes in the fair value of the Private Placement Warrant Liability for the three and six months ended June 30, 2022 (in thousands):

Balance at December 31, 2021	$1,567
Change in fair value of warrant liability	(642)

Balance at March 31, 2022	925
Change in fair value of warrant liability	(728)

Balance at June 30, 2022	$197

5. Inventory
Inventory consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw material	$6,259	$6,850
Work-in-process	955	1,452
Finished goods	12,063	14,500

Total inventory	19,277	22,802
Inventory reserve	(2,472)	(8,588)

Total inventory, net of reserve	$16,805	$14,214

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Selling and marketing costs	$7,073	$6,031
Employee compensation and related benefits	1,873	2,005
Professional fees	888	225

Total	$9,834	$8,261

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
At the Effective Time, all principal and accrued interest under Legacy Clarus’ convertible notes immediately prior to the Effective Time converted into 8,529,846 shares of the Company’s common stock. As such, there were no Convertible Notes outstanding on June 30, 2022 or December 31, 2021.
The Company determined that the acquisition premium and the qualified and non-qualified
financing conversion features were embedded derivative instruments requiring bifurcation as separate liabilities with a corresponding debt discount. The debt discount was amortized to interest expense using the effective interest rate method over the term of the Convertible Notes. The Company recognized interest expense of $1.8 million and $3.4 million related to the Convertible Notes during the three and six months ended June 30, 2021, respectively.
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
Senior Secured Notes
The carrying value of the Company’s senior secured notes consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$43,125	$43,125
Accrued interest	1,309	4,354
Unamortized debt discount	(3,929)	(5,210)

Total	$40,505	$42,269

O
n March 12, 2020, Legacy Clarus issued and sold senior secured notes to certain lenders not related to the Company. The aggregate principal amount of the senior secured notes was $50.0 million and Legacy Clarus received $43.6 million in net proceeds after deducting transaction expenses of $3.5 million and prepaid interest of $2.9 million.
In the second quarter of 2021, Legacy Clarus added two additional notes to the principal senior secured notes balance, the PIK Note (as defined and further described below) and the Indenture Note (as described below), totaling
$8.1 million. In the third quarter of 2021, the Company added one additional note to the principal senior secured notes balance, the Second Indenture Note (as described below), totaling $3.6 million.
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

The senior secured notes bear interest at 12.5% and specify semiannual payments on March 1 and September 1 and have a maturity date of March 1, 2025. The first two years provide for interest-only payments with principal payment beginning in 2022. The senior secured notes are governed by an indenture, dated as of March 12, 2020, between Legacy Clarus and the investors. The interest rate will increase to 14.50% for overdue installments in the event of default. In addition to liquidation preference, the senior secured notes contain a lien on all assets of Legacy Clarus. There were no interest payments made on the senior secured notes during the three months ended June 30, 2022. The Company made an interest payment of $5.7 million during the six months ended June 30, 2022.
Future principal payments of the senior secured notes are as follows (in thousands):

Years ended December 31,	Amount
2022 (remaining 6 months)	$6,000
2023	15,125
2024	14,000
2025	8,000

Total	$43,125

The senior secured notes had a detachable royalty feature under which the lenders were to receive a royalty of 0.56% to 1.67% on net sales beginning in 2021, with the royalty obligation continuing until the lenders receive total royalty payments of approximately $24.2 million. The value assigned to royalty rights was recorded as a debt discount to the Notes and was amortized to interest expense over the life of the notes. For the three and six months ended June 30, 2021, the Company recorded $0.8 million and $1.5 million of interest expense associated with the royalty rights, respectively. Pursuant to the Merger Agreement and conversion terms, the royalty obligation no longer exists.
During the three months ended June 30, 2022 and 2021, the Company recorded $2.0 million and $2.3 million, respectively, in interest expense on the senior secured notes, of which $0.6 million and $0.6 million, respectively, was non-cash
interest expense associated with the amortization of the debt discount and issue costs. During the six months ended June 30, 2022 and 2021, the Company recorded $4.0 million and $4.4 million, respectively, in interest expense on the senior secured notes, of which $1.3 million and $1.3 million, respectively, was non-cash
interest expense associated with the amortization of the debt discount and issue costs. The Company made a cash interest payment of $5.7 million during the six months ended June 30, 2022, which was net of $190 thousand of prepaid interest. There were no cash interest payments during the three and six months ended June 30, 2021.
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
The Company has classified the full carrying value of $40.5
million related to the senior secured notes as a current liability within the June 30, 2022, balance sheet as, if the Company is unable to obtain funding or generate operating cash flow, the Company does not expect that it will be in compliance with the covenants under the senior secured notes within one year of the balance sheet date. Refer to Note 1 for further disclosure related to the Company’s assessment of the ability to operate as a going concern as of June 30, 2022.
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
Business Combination
.
Preferred Stock
Pursuant to the terms of the Amended and Restated Certificate of Incorporation dated September 9, 2021, the Company authorized 10,000,000 shares of preferred stock with a par value of $0.0001. The Company’s
b
oard of
d
irectors has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designations, powers, voting, and other rights, preferences and privileges of the shares. There were no issued and outstanding shares of preferred stock as of June 30, 2022 or December 31, 2021.

In connection with the closing of the Business Combination (as described in Note 3), all previously issued and outstanding shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock were cancelled and extinguished. Further, all previously issued and outstanding Series D Preferred Stock was cancelled and exchanged for 4,901,564 shares of the Company’s common stock.
Common Stock
Pursuant to the terms of the Amended and Restated Certificate of Incorporation, as amended, the Company authorized 500,000,000 shares of common stock with a par value of $0.0001. As of June 30, 2022, there were 52,020,731 shares of common stock issued and outstanding.
Previously authorized, issued and outstanding shares common stock of Legacy Clarus were cancelled and extinguished upon completion of the Business Combination. For purposes of earnings per share for the three and six months ended June 30, 2021, the Company has retroactively adjusted the common shares issued and outstanding prior to September 9, 2021 to zero to give effect to the cancellation of Legacy Clarus common stock as a result of the conversion terms in the Merger Agreement.
Voting
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
Dividends
Common stockholders are entitled to receive dividends, as may be declared by the board of directors. No dividends have been declared to date.
Warrants
As disclosed in Note 4, in conjunction with a previous loan agreement of Legacy Clarus, the Company issued a warrant for 9,246 shares of the Company’s common stock at an exercise price of $29.74 per share and the expiration date remains April 9, 2023. As of June 30, 2022, the warrant remains unexercised.
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
The IPO Warrants and Private Placement Warrants became exercisable on the Closing Date of the Merger. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years from the Closing Date. The Private Placement Warrants are identical to the IPO Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor or their permitted transferees. As of June 30, 2022, there were 5,750,000 of the IPO Warrants and 3,445,000 of the Private Placement Warrants remain outstanding.
In December 2021, the Company issued and sold 3,024,194 units, in a private placement, at a purchase price of $4.96 per unit, resulting in net proceeds of $13.8 million, after deducting offering expenses. Each unit consisted of one share of common stock (or one pre-funded
warrant in lieu thereof), and a five-year warrant to purchase one share of common stock at an exercise price of $5.25 per share. The exercise price and the number of shares of common stock issuable upon exercise of each warrant is subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. In connection with the private placement, the Company filed a resale registration statement with the SEC in December 2021 to register the resale of the common stock by the purchaser (including the shares of common stock underlying the pre-funded
warrants and warrants) in the private placement. Upon issuance, the Company classified the warrants within equity in the consolidated balance sheet. On March 10, 2022, 724,194 pre-funded
warrants issued as part of the private placement were exercised for a price of $0.00001 per share and were converted into shares of common stock. As of June 30, 2022, there were 3,024,194 warrants outstanding with an exercise price of $5.25 per share.
In April 2022, the Company issued and sold 27,270,720 units in an underwritten public offering, at a purchase price of $1.10 per unit, resulting in net proceeds of $27.5 million, after deducting underwriting discounts and commissions and offering expenses. Each unit consisted of one share of common stock (or one pre-funded
warrant in lieu thereof), and a five-year “Class A” warrant to purchase one share of common stock at an exercise price of $1.10 per share. As part of the offering, the Company also issued an option to the underwriters to purchase up to 4,090,608 units associated with the overallotment option and 1,363,536 units associated with the underwriter warrants, at a purchase price of $1.21 (110% of the public offering price per unit) to be purchased within 45 days after the offering. These options were not exercised within the time frame and expired on June 11, 2022. On April 27, 2022, concurrent with the closing of the April 2022 public offering, we issued the warrants (the “Armistice Warrants”) to acquire 1,300,000 shares of common stock to Armistice Capital Master Fund, Ltd. in exchange for a waiver of restrictions in the Securities Purchase Agreement that prohibited the issuance of the Class A warrants with anti-dilution price protection terms. The Armistice Warrants have a five-year term, an exercise price of $1.80 per share, and are subject to adjustment for dilutive issuances. In addition, we agreed to register for resale the shares underlying the Armistice Warrants.
Upon issuance, the Company classified the warrants discussed above within equity in the condensed consolidated balance sheet. As of June 30, 2022, there were 27,270,720 Class A warrants outstanding with an exercise price of $1.10 per share and 1,300,000 Armistice Warrants outstanding with an exercise price of $1.80 per share.
9. Stock-Based Compensation
Clarus Therapeutics Holdings, Inc. 2021 Stock Option and Equity Incentive Plan
On August 27, 2021, the Company’s stockholders approved the Clarus Therapeutics Holdings, Inc. 2021 Stock Option and Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants. Pursuant to the 2021 Plan, an initial 3,475,000 shares of the Company’s common stock were reserved for issuance. The 2021 Plan provides that the shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, b
y 4
% of the outstanding number of shares of common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. Accordingly, on January 1, 2022
, 961,033 shares were added to the number of shares reserved and available for issuance under the 2021 Plan. As of June 30, 2022, there were 1,196,575 options and 477,630 restricted stock units granted under the 2021 Plan. As of June 30, 2022, there are 4,436,033 shares authorized and 2,761,828 shares remaining available for grant under the 2021 Plan.
Clarus Therapeutics Holdings, Inc. Employee Stock Purchase Plan
On August 12, 2021, the Company’s stockholders approved the Clarus Therapeutics Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”). An aggregate of 347,500 shares were reserved and available for issuance under the 2021 ESPP. The 2021 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 347,500 shares of the Company’s common stock, 1.0% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser amount as determined by the ESPP administrator. Accordingly, on January 1, 2022, 240,258 shares were added to the number of shares reserved and available for issuance under the ESPP. As of June 30, 2022, the Company had not issued any shares under the ESPP. As of June 30, 2022, there are 587,758 shares authorized and available for grant under the ESPP.
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
The Company utilized the Black-Scholes option-pricing model to estimate the fair value of stock options awarded to employees. The Black-Scholes option-pricing model requires several key assumptions. The key assumptions used to apply this pricing model were as follows:

Six Months Ended June 30,
2022
Risk free interest rate	2.38-2.99%
Expected term (in years)	5.04-6.08
Expected dividend yield	0.00%
Expected volatility of underlying common stock	77.07-81.76%
The following table summarizes stock option activity under the 2021 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	1,083,550	$4.78	9.95	$—
Granted	149,025	1.17	9.77	—
Exercised	—	—	—	—
Cancelled or forfeited	(36,000)	4.78	9.95	—

Outstanding as of June 30, 2022	1,196,757	$4.33	9.50	$—

Options vested and exercisable as of June 30, 2022	—	$—	—	$—
Options unvested as of June 30, 2022	1,196,757	$4.33	9.50	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the reporting period. The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 was $0.79 per share.
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
A summary of the activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock as of December 31, 2021	433,420	$4.78
Granted	58,610	1.17
Forfeited	(14,440)	4.78

Unvested restricted stock as of June 30, 2022	477,630	$4.34

No restricted common stock awards vested during the six months ended June 30, 2022.
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
Stock-Based Compensation Expense
Stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling and marketing	$107	$5	$207	$10
Research and development	305	16	606	32
General and administrative	39	156	70	311

Total stock-based compensation expense	$451	$177	$883	$353

As of June 30, 2022, there was $4.4 million of unrecognized stock-based compensation expense related to unvested stock and restricted common stock, which is estimated to be recognized over a period of 2.94 years.
10. Income Taxes
The Company did not record a federal or state or income tax provision or benefit for the three and six months ended June 30, 2022 or 2021 due to the expected loss before income taxes to be incurred, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.
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
To date, pursuant to the HavaH Agreement, the Company has made cash payments of $0.5 million consisting of the upfront payment, which was recorded as research and development expense upon entering into the agreement in May 2021.

In August 2022, the HavaH Agreement was terminated in accordance with the termination rights included within the agreement, and thus there are no future milestone payments and royalty payments owed by the Company.
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
To date, pursuant to the McGill Agreement, the Company has made cash payments of $0.4 million consisting of the upfront payment, which was recorded as research and development expense upon entering into the agreement in September 2021.
12. Commitments and Contingencies
Lease Commitments
The Company leases office space in Northbrook, Illinois and Murfreesboro, Tennessee under non-cancelable
operating leases that expire on December 31, 2022 and September 30, 2022, respectively. Total rent expense under the lease agreements was $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The future minimum lease payments required under the lease agreements through the remaining terms total $0.1 million.
Purchase Obligations
In July of 2009, Legacy Clarus entered into a commercial manufacturing agreement, as amended, with Catalent Pharma Solutions, LLC (the “Catalent Agreement”). Pursuant to the terms of the Catalent Agreement, the Company must make minimum annual purchases of JATENZO equal to 7.0 million softgels, through the initial term, or March 2025. Any shortfall between the minimum annual purchase quantities and actual purchases will be multiplied by a unit price, as defined in the Catalent Agreement, and paid to Catalent within 30 days of any year-end
that the minimum purchase requirement is not met. The Company has met the minimum purchase requirements and no payments for minimum purchase quantities have been required to date. The Catalent Agreement renews automatically for two-year
periods and either party may terminate the contract upon twelve months written notice. Purchases under the Catalent Agreement were
$3.9 million and $5.1 million during the six months ended June 30, 2022 and 2021, respectively.
The Company entered into a product supply agreement with Pharmacia & Upjohn Company LLC, or Pfizer (the “Pfizer Agreement”), effective January 1, 2021. Pursuant to the terms of the Pfizer Agreement, the Company must make minimum annual purchases of
T-undecanoate
equal to approximately $1.8
million per year, through the initial term, or January 2024 with the annual purchase period extending from January 1 through December 31. If there is a shortfall between the minimum annual purchase quantities and actual purchases, the difference between the minimum annual purchase amount and actual purchases will be paid to Pfizer by the Company. The Company made a
$0.4
million dollar payment to Pfizer during the quarter ended June 30, 2022 in as a result of a shortfall of the minimum annual amount for 2021. The Company has not made any purchases under the Pfizer Agreement during the three and six months ended June 30, 2022. The Company assesses whether the annual minimum purchase commitment under the Pfizer Agreement will be reached each quarter in order to determine whether there are any shortfalls that are reasonably possible and are required to be accrued. The Company has concluded that a shortfall is not reasonably probable as of June 30, 2022.
Legal Proceedings
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.
In July 2021, Legacy Clarus and Lipocine entered into a settlement agreement that settled all claims between the parties under a previous patent infringement lawsuit, including a pending interference matter (No. 106,128) and the pending Legacy Clarus counterclaims against Lipocine, and provided for a payment by Lipocine to Legacy Clarus of a $4.0 million settlement fee payable as follows: $2.5 million upfront, $1.0 million within 12 months, and the remainder within two years.

The Company recognized the payments as income as they

we
re received. The Company received payment of $2.5 million of the $4.0 million in July 2021. On April 29, 2022, the Company entered into an amendment to the settlement agreement to reduce the remainder of the payments from $1.5 million to $1.3 million to be paid in a single installment on or before May 6, 2022, all of which was received in April 2022. As a result, the Company recognized income of $1.3 million as litigation settlement in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2022.
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
13. Net Income (Loss) per Share
As a result of the Business Combination, all common stock of Legacy Claus was cancelled and terminated and shares of Series D Preferred Stock were converted to common stock of the Company. For purposes of presenting earnings per share, the shares and income (loss) per share related to Legacy Clarus’s outstanding common stock prior to the Business Combination have been retroactively restated to zero, as all the Legacy Clarus common stock was cancelled. As a result, there is no loss per share, basic and diluted, for the three and six months ended June 30, 2021.
The Company’s potentially dilutive securities, which include preferred stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following shares from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Redeemable convertible preferred stock	—	34,873,364
Convertible notes	—	18,550,825
Legacy Clarus warrants	9,246	183,438
IPO warrants	5,750,000	—
Private Placement warrants	3,445,000	—
December 2022 PIPE warrants	3,024,194	—
April 2022 equity offering warrants	34,024,864	—
Stock options and unvested restricted stock awards	1,674,387	—
14. Related Party Transactions
In July of 2020, a member of Legacy Clarus’ board of directors, who is now a member of the Company’s board of directors, temporarily expanded his director duties as an executive director, at the request of Legacy Clarus’ board of directors. As executive director, this member received $0.1 million in consulting fees during the three and six months ended June 30, 2021.
Upon completion of the Business Combination on September 9, 2021, the Company’s senior secured note holders were given common stock in exchange for $10.0 million of principal on the senior secured notes and certain royalty rights, making certain senior secured note holders significant beneficial owners of the Company. As of June 30, 2022 the Company owed $43.1 million in principal and interest to the related party senior secured note holders and incurred $2.0 million and $4.0 million in interest expense during the three and six months ended June 30, 2022, respectively.
15. Subsequent Events
On August 16 2022, the HavaH Agreement (as discussed in Note 11) was terminated in accordance with the termination rights included within the agreement.
On August 18, 2022, the Company announced a reduction in force that will reduce its current workforce by approximately
40%. The Company expects to recognize approximately $1.1 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are primarily one-time termination expenses and are all cash charges. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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
as well as our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and included in the 2021 Annual Report. In addition to historical financial information, this discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from such forward-looking statements because of various factors, including those set forth in Part I, Item 1.A under “Risk Factors” in the 2021 Annual Report and elsewhere in this Quarterly Report on
Form 10-Q.
Overview
We are a pharmaceutical company focused on the commercialization of JATENZO, the first oral TRT to receive final approval by the FDA. We believe that current users of TRT are not satisfied with their current options and desire a therapeutic that is safe, effective and more convenient. Our primary goal for JATENZO is for it to become the preferred choice for TRT among men with hypogonadism — T deficiency accompanied by an associated medical condition. In parallel, our broader vision is to become a pharmaceutical company initially focused on the development and commercialization of T and metabolic therapies.
In March 2019, our first commercial product, JATENZO, was approved by the FDA as a TRT for the treatment of adult men with hypogonadism due to certain medical conditions. JATENZO was the first oral T therapy approved by the FDA in more than 60 years. JATENZO is a
T-ester
prodrug created by the linkage of T with the fatty acid undecanoic acid to form testosterone undecanoate, or TU. Once absorbed, TU, an inactive version of T, is converted by natural enzymes in the body to bioactive T. In February 2020, we commenced U.S. commercial sales of JATENZO and, as of June 30, 2022, JATENZO was available under health plans representing approximately 71% of all covered lives in the United States. Of those lives, 74% of the commercially covered lives had access to JATENZO. For the three and six months ended June 30, 2022, JATENZO generated net revenues of approximately $4.1 million, and $8.1 million, respectively, demonstrating consistent prescription and sales growth. Total prescription growth for JATENZO for the three months ended June 30, 2022 increased 23% as compared to the prior quarter, and 72% as compared to the prior year period. In August 2019, the FDA granted
3-year
Hatch-Waxman market exclusivity to JATENZO, which prevented the FDA from granting full market approval to similar new drugs or generic competitors of JATENZO until March 27, 2022.
In August 2022, we announced a reduction in force that will reduce our current workforce by approximately 40%. We expect to recognize up to approximately $1.1 million in total for severance and related expenses for employees laid off under the reduction in force. These charges are primarily one-time termination expenses and are all cash charges. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.
Although we have plans for several life cycle management projects for JATENZO that include a label expansion to treat hypogonadal men with chronic kidney disease, development of a once-daily oral TU and a label expansion to provide T therapy for female-to-male
transgender individuals, these initiatives require funding and initiation of any clinical trials in furtherance of these efforts is on hold and is uncertain.
Since Legacy Clarus began operations in 2004, it focused primarily on developing and progressing JATENZO through clinical development and FDA approval, organizing and staffing, research and development activities, raising capital and commercial launch activities. We have one product approved for sale, JATENZO, as of June 30, 2022. Through June 30, 2022, we have received gross proceeds of $104.2 million from investors in Legacy Clarus’ preferred stock, gross proceeds of $82.3 million from investors in issued convertible debt, gross proceeds of $61.7 million from investors in issued senior secured notes, net proceeds of $17.0 million from the closing of the business combination, and net proceeds of $13.8 million from investors in a December 2021 private placement. In April 2022, we closed an underwritten follow-on
public offering raising approximately $27.5 million of net proceeds after deducting underwriting commissions and discounts and estimated offering expenses.
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

Risks and Liquidity
Since inception, we have incurred significant operating losses and have experienced negative operating cash flows. Our net losses were $10.7 million and $25.6 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $347.2 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

•	reorganize our streamlined operations and implement our planned reduction in workforce;

•	continue commercialization of JATENZO in the United States for the treatment of adult males with a deficiency or absence of endogenous T;

•	incur sales and marketing costs to support the commercialization of JATENZO;

•	incur contractual manufacturing costs for JATENZO;

•	implement post-approval requirements related to JATENZO;

•	pursue additional indications and line extensions for JATENZO for the treatment of adult males with a deficiency or absence of endogenous T;

•	seek to attract and retain new and existing skilled personnel;

•	seek to discover and develop additional product candidates;

•	seek to in-license or acquire additional product candidates for other medical conditions;

•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;

•	create additional infrastructure to support operations as a public company and incur increased legal, accounting, investor relations and other expenses; and

•	experience delays or encounter issues with additional outbreaks of the pandemic in addition to any of the above.
Many of the foregoing plans are subject to availability of funding and are not being pursued at this time. Similarly, we expect to incur significant expenses related to developing an internal commercialization capability to support product sales, marketing and distribution as funding permits. Furthermore, we now expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.
As a result, we will need substantial additional funding to support our continuing operations and pursue our strategic objectives. Until such time as we can generate significant revenue from product sales, if ever, our objective is to finance our operations through a combination of private and public equity offerings, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions, subject to availability. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our equity holders. Private and public equity offerings and debt financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations or other strategic transactions with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to undertake further workforce reductions and significantly delay, scale back or discontinue the commercialization efforts of our product, JATENZO, and/or cease plans altogether for any product portfolio expansion.
Because of the numerous risks and uncertainties associated with being a commercial stage pharmaceutical company and our efforts to maintain or grow our business by means of product and business development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability, if ever. We began product sales in 2020, and if we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue operations at planned levels and be forced to reduce or terminate our operations.

In light of our current liquidity, we need to raise additional capital to support our operations and debt obligations, and concurrently we are exploring potential strategic alternatives, such as a sale of our company or our assets, for the purpose of maximizing stockholder value, however our board of directors has not yet approved any strategic transactions, and may never if a suitable transaction is not identified. We have devoted and expect to continue to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives but there can be no assurance that these efforts will be successful, that we will be able to raise necessary capital on acceptable terms, reach agreement with our lenders, or that the strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, we have announced measures to reduce spend that include a reduction in staff, including field sales personnel, coupled with significant reductions in promotional and other operational spend. In addition, we intend to place our pipeline product research and development activities on hold. However, management has concluded that its plans to reduce spending do not alleviate the substantial doubt about our ability to continue as a going concern. We continue to evaluate all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, however our board of directors has not yet approved any strategic transactions. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders. Any delay or failure in these efforts could force us to delay, limit or terminate our operations, make additional reductions in our workforce, discontinue our commercialization efforts for JATENZO as well as other development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, fall into forbearance on our debt obligations, and/or seek protection under the provisions of the U.S. Bankruptcy Code.
Management believes that our existing cash and cash equivalents of $19.2 million as of June 30, 2022 along with revenue generated from sales of JATENZO will fund our operating expenses and capital expenditure requirements into September 2022. See “—
Liquidity and Capital Resources
.”
COVID-19
Business Update
The extent of the impact of the
COVID-19
pandemic on our business and operations remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, the emergence of variants of the virus, and the impact of the ongoing pandemic on the operations of our suppliers, vendors, and other third parties with which we do business, as well as its impact on regulatory authorities and key scientific and management personnel. While we are experiencing limited financial impacts at this time, given the risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the
COVID-19
pandemic as we evolve our business continuity plans, clinical development plans and response strategy.
At this time, it is unknown how long the adverse conditions associated with the
COVID-19
pandemic will last and what the pandemic’s complete financial effect will be to us.
We expect to have an adequate supply of JATENZO through the end of 2022. We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to product supplies as a result of the
COVID-19
pandemic.
Components of Our Results of Operations
Product Revenue
We did not generate any product revenue from inception until 2020. Our first commercial product, JATENZO, was approved by the FDA as a treatment for adult males with a deficiency or absence of endogenous testosterone in March 2019 and became commercially available in February 2020.
Total revenue consists of net sales of JATENZO. Net sales represent the gross sales of JATENZO less provisions for product sales discounts and allowances. These provisions include trade allowances, rebates to government and commercial entities, copay costs and other customary sales discounts. Although we expect net sales to increase over time, the provisions for product sales discounts and allowances may fluctuate based on the mix of sales to different customer segments and/or changes in accrual estimates. Our recently announced workforce reduction, which includes sales personnel, may also impact our sales revenue. For further discussion of the components of revenue see “—
Critical Accounting Policies and Significant Judgments and Estimates
” included in the 2021 Form
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
The shelf life of JATENZO is 30 months from the date of manufacture. Due to the low rate of inventory turnover generated by our commercial launch efforts for JATENZO during a global pandemic, we have a reserve for inventory obsolescence of $2.5 million as of June 30, 2022 and $8.6 million as of December 31, 2021. We will continue to assess obsolescence in future periods as demand for JATENZO and the rate of inventory turnover evolves.

Operating Expenses
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of commercialization expenses related to JATENZO, and FDA program fees. Prior to the commercial launch in February 2020, we had significantly lower sales and marketing expenses. If we are not able to raise sufficient funding, we will not be able to undertake our planned commercialization activities, and our sales and marketing expenses could remain flat or even decrease as we revise our operating plans to preserve cash. Further, our recently announced reduction in workforce includes sales personnel, which we expect will reduce future sales and marketing expenses associated with employee salaries and employee related costs.
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
If we are not able to raise sufficient funding, we will not be able to undertake these growth initiatives and our general and administrative expenses would not be expected to increase at the same rate and could remain flat or even decrease as we revise our operating plans to preserve cash. Further, our recently announced reduction in workforce is expected to reduce future general and administrative expenses associated with employee salaries and employee related costs. If we are able to raise the necessary funding, then we anticipate that our general and administrative expenses may increase as we support continued commercialization efforts, ongoing and future potential research and development activities, and the increased costs of operating as a public company. If practicable, these increases will likely include increased costs related to the hiring of additional personnel and fees paid to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance and investor relations costs.
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
As we have not yet been able to obtain the necessary funding, we announced plans to postpone any non-essential
research and development activities, in which case our research and development expenses as expected to remain flat or even decrease, as we revise our operating plans to preserve cash. We may also determine to terminate such programs in the future. Further, our recently announced reduction in workforce and reduction in spend is expected to reduce future research and development expenses associated with research and development activities, employee salaries, and employee related costs.
Total Other Income (Expense), Net
Change in Fair Value of Warrant Liability and Derivative Liability
Subsequent to the completion of the merger, the change in fair value of the warrant liability relates to the change in fair value of the private placement warrant liabilities, which relate to warrants issued in a private placement concurrent with Blue Water’s IPO. The total change in fair value of the private placement warrants recorded during the three and six months ended June 30, 2022 was $0.7 million and $1.4 million, respectively.
Interest Income
Interest income related to our operating bank accounts, including money market funds.
Interest Expense
Interest expense is related to our subsidiary’s convertible notes, senior secured notes and debt discount amortization.

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table summarizes our results of operations for three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change ($)	Change (%)
Net product revenue	$4,050	$2,779	$1,271	46%
Cost of product sales	1,160	554	606	109%

Gross profit	2,890	2,225	665	30%

Operating expenses:
Sales and marketing	6,688	9,530	(2,842)	(30)%
General and administrative	5,625	5,327	298	6%
Research and development	1,229	606	623	103%

Loss from operations	(10,652)	(13,238)	2,586	(20)%

Other expense, net:
Change in fair value of warrant liability and derivative, net	728	—	728	100%
Litigation settlement	1,250	—	1,250	100%

Total other expense, net	(42)	(4,877)	4,835	(99)%

Net loss	$(10,694)	$(18,115)	$7,421	(41)%

Net Product Revenue
For the three months ended June 30, 2022, we recorded $4.1 million of net product revenue, which increased by $1.3 million from $2.8 million for the three months ended June 30, 2021. The increase in net revenue is related to the growth of the brand through our sales and marketing efforts.
Cost of Product Sales
Cost of product sales was $1.2 million for the three months ended June 30, 2022, which increased by $0.6 million, from $0.6 million for the three months ended June 30, 2021. The increase in cost of product sales is primarily due to $0.4 million of expense associated with the Pfizer shortfall commitment and an increase in product revenue sales.
Sales and Marketing Expenses
Sales and marketing expenses were $6.7 million for the three months ended June 30, 2022, which decreased by $2.8 million, from $9.5 million for the three months ended June 30, 2021. The decrease in sales and marketing expenses was primarily attributable to the following:

•	a $2.8 million decrease in outsourced advertising and promotion costs due to timing of media buys and agency activities;

•	a $0.6 million decrease in patient assistance costs due to fixed copay rates; and

•	a $0.2 million decrease in commercial analytic and market research costs; offset by

•	a $0.7 million increase in other sales and marketing related costs primarily related to trade shows; NDA submissions and FDA user fees; and

•	a $0.1 million increase in distribution fees.

General and Administrative Expenses
General and administrative expenses were $5.6 million for three months ended June 30, 2022, which increased by $0.3 million, from $5.3 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.7 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount and external consultants;

•	a $0.6 million increase in other general and administrative costs ; and

•	a $0.4 million increase in insurance fees, related to directors’ and officers’ insurance; offset by

•	a $1.4 million decrease in consulting and professional fees.
Research and Development Expenses
Research and development expenses were $1.2 million for the three months ended June 30, 2022, which increased by $0.6 million from $0.6 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•
a $0.4 million increase in clinical costs related to costs incurred as part of the Phase 4 trials related to the development of JATENZO, our lead commercial product, during the three months ended June 30, 2022; and

•	a $0.2 million increase in personnel costs.
Other Expense, Net
Total other expense, net was $42 thousand for the three months ended June 30, 2022, compared to $4.9 million for the three months ended June 30, 2021. The decrease of $4.8 million was primarily related to a $2.9 million decrease in interest expense, receipt of $1.3 million from a litigation settlement, and a $0.7 million increase in the change in fair value of the warrant liability and derivative.
Comparison of the six months ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)
Net product revenue	$8,061	$5,109	$2,952	58%
Cost of product sales	1,823	921	902	98%

Gross profit	6,238	4,188	2,050	49%

Operating expenses:
Sales and marketing	17,418	17,467	(49)	0%
General and administrative	10,910	8,932	1,978	22%
Research and development	2,110	1,817	293	16%

Loss from operations	(24,200)	(24,028)	(172)	1%

Other expense, net:
Change in fair value of warrant liability and derivative, net	1,370	—	1,370	100%
Interest income	1	—	1	100%
Interest expense	(3,985)	(9,517)	5,532	(58)%
Litigation settlement	1,250	—	1,250	100%

Total other expense, net	(1,364)	(9,517)	(8,153)	(86)%

Net loss	$(25,564)	$(33,545)	$7,981	(24)%

Net Product Revenue
For the six months ended June 30, 2022, we recorded $8.1 million of net product revenue, which increased by $3.0 million from $5.1 million for the six months ended June 30, 2021. The increase in net revenue is related to the growth of the brand through our sales and marketing efforts.
Cost of Product Sales
Cost of product sales was $1.8 million for the six months ended June 30, 2022, which increased by $0.9 million, from $0.9 million for the six months ended June 30, 2021. The increase in cost of product sales is primarily due to $0.4 million of expense associated with the Pfizer shortfall commitment and an increase in product revenue sales.
Sales and Marketing Expenses
Sales and marketing expenses were $17.4 million for the six months ended June 30, 2022, which decreased by $49 thousand, from $17.5 million for the six months ended June 30, 2021. The decrease in sales and marketing expenses was primarily attributable to the following:

•	a $0.8 million decrease in outsourced advertising and promotion costs due to timing of media buys and agency activities; and

•	a $0.7 million decrease in commercial analytic and market research costs, primarily related to prescription and payor data; offset by

•	a $1.2 million increase in other sales and marketing related costs primarily related to trade shows, NDA submission and FDA user fees and

•	a $0.2 million increase in distribution fees.
General and Administrative Expenses
General and administrative expenses were $10.9 million for the six months ended June 30, 2022, which increased by $2.0 million, from $8.9 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	a $2.3 million increase in personnel costs, including stock-based compensation expense, primarily due to an increase in headcount and external consultants;

•	a $0.9 million increase in insurance fees, related to directors’ and officers’ insurance; and

•	a $0.8 million increase in other general and administrative costs; offset by,

•	a $2.0 million decrease in consulting and professional fees.
Research and Development Expenses
Research and development expenses were $2.1 million for the six months ended June 30, 2022, which increased by $0.3 million from $1.8 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•	a $0.6 million increase in personnel costs; offset by

•
a $0.3 million decrease in clinical costs related to costs incurred as part of the Phase 4 trials related to the development of JATENZO, our lead commercial product, during the six months ended June 30, 2022.

Other Expense, Net
Total other expense, net was $1.4 million for the six months ended June 30, 2022, compared to $9.5 million for the six months ended June 30, 2021. The decrease of $8.1 million was primarily related to a $5.5 million decrease in interest expense, $1.4 million in the change in fair value of the warrant liability and derivative, and receipt of $1.3 million from a litigation settlement.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, our subsidiary has incurred significant operating losses, has experienced negative operating cash flows and has accumulated significant accrued liabilities. Our net loss was $10.7 million and $25.6 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had cash and cash equivalents of $19.2 million and an accumulated deficit of $347.2 million and $40.5 million of senior notes payable. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future. As a result, even with proceeds from the merger, our December private placement and our April 2022 underwritten follow-on
public offering, we will need substantial additional funding to support our continuing operations, service our indebtedness and pursue our strategic objectives. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through collaborations with other companies or other strategic transactions and may also pursue a combination of private and public equity offerings, debt financings or other capital sources, which are not entirely within our control nor have been approved by our board of directors.
We are exploring strategic alternatives for the purpose of maximizing value of all of our stakeholders of the Company. We have been, and expect to continue to, explore various potential strategies available to us including but not limited to raising capital, restructuring our indebtedness and identifying and evaluating potential strategic alternatives but there can be no assurance that these efforts will be successful, that we will be able to raise necessary capital on acceptable terms, reach agreement with our lenders, or that the strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have announced that we are implementing plans to reduce spend that include a reduction in staff, including field sales personnel, coupled with significant reductions in promotional and other operational spend. In addition, we are placing our pipeline product research and development activities on hold. We continue to evaluate all potential strategic options, including a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction, however our board of directors has not yet approved any strategic transactions. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that we will make any additional cash distributions to our stockholders. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, discontinue our commercialization efforts for JATENZO as well as other development programs, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.
April 2022 Underwritten Public Offering
On April 27, 2022, we issued and sold 27,270,720 Units in an underwritten public offering, consisting of (i) 26,680,720 shares of common stock, par value $0.0001, per share, and accompanying Class A warrants to purchase an aggregate of 26,680,720 shares of common stock, at a purchase price of $1.10 per common stock Unit and (ii) 590,000 pre-funded
warrants to purchase 590,000 shares of common stock at an exercise price of $0.001 per pre-funded
warrant, and accompanying Class A warrants to purchase an aggregate of 590,000 shares of common stock, at a purchase price of $1.10 (less) $0.001 per pre-funded
warrant Unit, resulting in net proceeds of approximately $27.5 million after deducting underwriting discounts and commissions and offering expenses. The pre-funded
warrants were exercised upon issuance and are no longer outstanding. Each Class A warrant is immediately exercisable for one share of common stock at an exercise price of $1.10 per share and expires five years after the issuance date. The Class A warrants include anti-dilution price protection for two years from the initial exercise date, which means that the exercise price per share of the warrants will ratchet down in the event we issue securities a price per share lower than the then applicable exercise price, subject to limited exceptions.
On April 27, 2022, concurrent with the closing of the offering, we issued warrants to acquire 1,300,000 shares of common stock to the accredited investor who purchased shares in the December 2021 private placement in exchange for a waiver of restrictions in its securities purchase agreement that prohibited the issuance of the Class A warrants with anti-dilution price protection terms. These warrants have a five-year term, an exercise price of $1.80 per share, and are subject to adjustment for dilutive issuances, as well as anti-dilution price protection similar to the Class A warrants for the term of these warrants. We registered for resale the shares underlying these warrants.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(34,769)	$(21,935)
Net cash used in investing activities	(10)	(20)
Net cash provided by financing activities	27,537	25,000

Net (decrease) increase in cash and cash equivalents	$(7,242)	$3,045

Operating Activities
Net cash used in operating activities was $34.8 million for the six months ended June 30, 2022, reflecting net loss of $25.6 million and non-cash
charges of $2.2 million and a net change of $7.0 million in net operating assets. The non-cash
charges primarily consist of
non-cash
interest expense on debt financings, a change in the fair value of warranty liability, stock-based compensation expense and depreciation. The change in net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.3 million, a decrease in accounts payable of $5.5 million, partially offset by a decrease in inventory of $2.6 million, an increase in accrued expenses of $1.6 million, an increase in deferred revenue of $1.4 million, and a decrease in prepaid expenses of $0.5 million.
Net cash used in operating activities was $21.9 million for the six months ended June 30, 2021, reflecting net loss of $33.5 million, offset by a net change of $1.7 million in net operating assets and non-cash
charges of $9.9 million. The
non-cash
charges primarily consist of
non-cash
interest expense on debt financings and the prior royalty obligation, stock-based compensation expense and depreciation. The change in net operating assets and liabilities was primarily due to an increase in inventory of $3.9 million, an increase in accounts receivable of $1.8 million, an increase in prepaid expenses of $0.1 million, a decrease in deferred revenue of $0.1 million, partially offset by an increase in accounts payable of $1.4 million and an increase in accrued expenses of $6.4 million.

Investing Activities
During the six months ended June 30, 2022 and 2021, net cash used in investing activities was approximately $10 thousand and $20 thousand, respectively, for purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $27.5 million related to the proceeds from the April underwritten public offering of units.
During the six months ended June 30, 2021, net cash provided by financing activities was $25.0 million, related to $20.0 million of proceeds from the issuance of convertible notes payable and $5.0 million of gross proceeds from the issuance of senior notes payable.
Funding Requirements
Our primary use of cash is to fund operating expenses, primarily related to our selling and marketing activities associated with the commercialization of JATENZO and our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses. Until such time, if ever, we can generate adequate product revenues, we seek to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Our ability to raise additional capital may be adversely impacted by, but not limited to, the ability to finance our business as it exists today, potential worsening global economic conditions and our stock price, and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing
COVID-19
pandemic, and more recently the Russian invasion of Ukraine and impact of inflation. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Additional or new debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we are not able to raise sufficient funding, we will not be able to execute on our current operating plan, and would need to reduce operating expenses to preserve cash.
Going Concern
We evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
As of June 30, 2022, we had cash and cash equivalents of $19.2 million with an accumulated deficit of $347.2 million and $40.5 million of senior notes payable. We believe that our existing cash and cash equivalents of $19.2 million as of June 30, 2022, along with revenue generated from sales of JATENZO, will fund our current estimated operating expenses (after implementation of our headcount reduction) and capital expenditure requirements into September 2022. If we are not able to restructure our indebtedness and obtain necessary capital, we may be required to discontinue our commercialization efforts for JATENZO, liquidate all or a portion of our assets and/or seek protection under the provisions of the U.S. Bankruptcy Code. As a result, management has concluded that its plans at this stage do not alleviate substantial doubt about the our ability to continue as a going concern.

Working Capital
Because of the numerous risks and uncertainties associated with research, development and commercialization of JATENZO and our research and development portfolio, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	The costs, timing and ability to manufacture JATENZO;

•	the costs of future activities, including product sales, marketing, manufacturing and distribution of JATENZO;

•	the costs of manufacturing commercial-grade product and necessary inventory to support continued commercialization;

•	the costs of potential milestones related to license agreements;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the revenue from commercial sale of our products;

•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain collaborations on favorable terms, if at all.
Material Cash Requirements from Contractual and Other Obligations
Purchase Obligations
We have an agreement with Catalent under which we must make minimum annual purchases of JATENZO softgel capsules, through March 2025. Any shortfall between the minimum annual purchase quantities and actual purchases will be multiplied by a unit price, as defined in such agreement, and paid to Catalent within 30 days of any year-end
that the minimum purchase requirement is not met. We have met the minimum purchase requirements and no payments for minimum purchase quantities have been required to date. Purchases under the Catalent Agreement for the three months ended June 30, 2022 and 2021 were $3.9 million and $1.7 million, respectively. Purchase under the Catalent Agreement for the six months ended June 30, 2022 and 2021 were $5.1 million and $5.1 million, respectively. The aggregate amount of future purchase obligations under the Catalent Agreement total $10.0 million as of June 30, 2022, of which $3.6 million is to be paid within one year.
We have an agreement with Pfizer, under which we must make minimum annual purchases of TU equal to approximately $1.8 million per year through January 2024. If there is a shortfall between the minimum annual purchase quantities and actual purchases, the difference between the minimum annual purchase amount and actual purchases will be paid to Pfizer. There were no purchases under the Pfizer Agreement during the three or six months ended June 30, 2022. The aggregate amount of future purchase obligations under the Pfizer Agreement total $4.7 million as of June 30, 2022, of which $1.8 million is to be paid within one year. The Company assesses whether the annual minimum purchase commitment under the Pfizer Agreement will be reached each quarter in order to determine whether there are any shortfalls that are reasonably possible and are required to be accrued. The Company has concluded that a shortfall is not reasonably probable as of June 30, 2022.
Lease Commitments
We have entered operating leases for rental space in Northbrook, Illinois and Murfreesboro, Tennessee that extend to December 31, 2022 and September 30, 2022, respectively. Total minimum rental payments owed under the leases as of June 30, 2022 totaled $69 thousand and are all due within one year.
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
Recently Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements for the six months ended June 30, 2022 included elsewhere in this Quarterly Report on
Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact its financial position due to adverse changes in financial market prices and rates. Our market risk exposure primarily relates to changes in interest rates.
Interest Rate Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds and our long-term debt financings. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $19.2 million and $26.4 million, respectively. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.
As of June 30, 2022 and December 31, 2021, $43.1 million in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100% of our total debt, on an amortized cost basis. As of June 30, 2022 and December 31, 2021 our outstanding debt obligations at fixed interest rates were comprised of senior secured notes.
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
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level given the existence of the material weaknesses in our internal control over financial reporting discussed below.

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
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective at the reasonable assurance level given the existence of the material weaknesses in our internal control over financial reporting discussed above.
We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We have started the process of remediating these deficiencies and will continue to take initiatives to improve our internal control over financial reporting and disclosure controls. However, with our recent workforce reduction, we may not be able to hire additional accounting personnel. While we believe adding personnel would address the issues that led to the aforementioned deficiencies, our funding situation is interfering with our ability to appropriately staff the accounting and reporting functions. Even if we were to be able to implement initiatives, it may not fully address the material weaknesses in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than remediation activities to address the material weaknesses in our internal control over financial reporting discussed above, there were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In July 2021, Legacy Clarus and Lipocine entered into a settlement agreement that settled all claims between the parties, including the interference matter and the pending counterclaims against Lipocine, and provided for a payment by Lipocine to us of a $4.0 million settlement fee payable as follows: $2.5 million upfront, $1.0 million within 12 months, and the remainder within two years. We received payment of $2.5 million of the $4.0 million in July 2021. On April 29, 2022, we entered into an amendment to the settlement agreement to reduce the remainder of the payments from $1.5 million to $1.3 million to be paid in a single installment on or before May 6, 2022, all of which was received in April 2022. As a result, we recognized income of $1.3 million as litigation settlement in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2022.
Pursuant to the settlement agreement, a joint stipulation for dismissal was filed, and was so ordered by the Court on July 15, 2021, thereby terminating the district court action. Moreover, and as part of this settlement, Lipocine filed a request for entry of an adverse judgment in Interference No. 106,128 on July 16, 2021. Judgment against Lipocine in Interference No. 106,128 was entered by the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board on July 26, 2021. We believe that our application will proceed to issuance following entry of this adverse judgement.
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on September 15, 2021).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the registrant on June 9, 2022).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the registrant on September 15, 2021).

10.1	Armistice warrant dated April 27, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the registrant on April 27, 2022).

10.2	Warrant agency agreement between the registrant and Continental Stock Transfer & Trust Co. LLC dated April 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the registrant on April 27, 2022).

10.3	Form of pre-funded common stock purchase warrant issued April 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the registrant on April 27, 2022).

10.4	Form of Class A common stock purchase warrant issued April 27, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the registrant on April 27, 2022).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*
The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form
10-Q
and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 19, 2022	By:	/s/ Robert E. Dudley
	Name:	Robert E. Dudley
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard Peterson
	Name:	Richard Peterson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)